Form 10-Q
period 2025-09-30
James River Group Holdings, Ltd.
filed 2025-11-04
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at November 3, 2025: 45,965,839

James River Group Holdings, Ltd.
Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the fact that they do not relate strictly to historical or current facts. You may identify forward-looking statements in this Quarterly Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “seeks” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, all statements relating to our future financial performance, our business prospects and strategy, anticipated financial position and financial strength ratings, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
•the effective date and impact of the planned change to the jurisdiction of incorporation of James River Group Holdings, Ltd. from Bermuda to Delaware;
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
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2025	December 31, 2024
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2025 – $1,441,249; 2024 – $1,278,337)	$1,391,875	$1,189,733
Equity securities, at fair value (cost: 2025 – $83,958; 2024 – $82,678)	88,791	86,479
Bank loan participations, at fair value	158,764	142,410
Short-term investments	42,620	97,074
Other invested assets	64,154	36,700
Total invested assets	1,746,204	1,552,396
Cash and cash equivalents	238,750	362,345
Restricted cash equivalents	29,632	28,705
Accrued investment income	11,630	10,534
Premiums receivable and agents’ balances, net	155,436	243,882
Reinsurance recoverable on unpaid losses, net	2,027,880	1,996,913
Reinsurance recoverable on paid losses	125,389	101,210
Prepaid reinsurance premiums	240,181	296,635
Deferred policy acquisition costs	30,139	30,175
Intangible assets, net	32,178	32,450
Goodwill	181,831	181,831
Other assets	131,021	170,000
Total assets	$4,950,271	$5,007,076

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2025	December 31, 2024
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,116,757	$3,084,406
Unearned premiums	489,097	572,034
Payables to reinsurers	92,979	132,922
Funds held	25,157	25,157
Deferred reinsurance gain	88,796	57,970
Senior debt	225,800	200,800
Junior subordinated debt	104,055	104,055
Accrued expenses	38,234	53,178
Other liabilities	132,643	182,524
Total liabilities	4,313,518	4,413,046
Commitments and contingent liabilities (Note 8)
Series A redeemable preferred shares – 2025 and 2024: 165,000 shares authorized; 112,500 shares issued and outstanding	133,115	133,115
Shareholders’ equity:
Common shares – 2025 and 2024: $0.0002 par value; 200,000,000 shares authorized; 45,936,898 and 45,644,318 shares issued and outstanding, respectively	9	9
Preferred Shares – 2025 and 2024: $0.00125 par value; 19,835,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	937,006	933,311
Retained deficit	(394,372)	(402,408)
Accumulated other comprehensive loss	(39,005)	(69,997)
Total shareholders’ equity	503,638	460,915
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$4,950,271	$5,007,076

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share amounts)
Revenues
Gross written premiums	$237,276	$330,423	$909,640	$1,073,480
Ceded written premiums	(114,543)	(183,085)	(482,961)	(606,617)
Net written premiums	122,733	147,338	426,679	466,863
Change in net unearned premiums	25,718	12,388	26,283	27,747
Net earned premiums	148,451	159,726	452,962	494,610
Net investment income	21,919	23,564	62,443	71,127
Net realized and unrealized gains (losses) on investments	1,239	4,150	(484)	6,428
Other income	1,126	4,057	4,946	8,748
Total revenues	172,735	191,497	519,867	580,913
Expenses
Losses and loss adjustment expenses	121,004	184,294	333,670	409,814
Other operating expenses	42,561	51,224	140,592	146,130
Other expenses	204	1,752	1,775	4,582
Interest expense	6,224	6,128	17,570	18,957
Amortization of intangible assets	90	90	272	272
Total expenses	170,083	243,488	493,879	579,755
Income (loss) from continuing operations before income taxes	2,652	(51,991)	25,988	1,158
Income tax expense (benefit) on continuing operations	1,059	(13,914)	8,287	1,249
Net income (loss) from continuing operations	1,593	(38,077)	17,701	(91)
Discontinued operations (Note 2):
Loss from discontinued operations	—	—	—	(13,583)
Loss on disposal of discontinued operations	(572)	(1,304)	(2,347)	(2,679)
Total loss from discontinued operations	(572)	(1,304)	(2,347)	(16,262)
Net income (loss)	1,021	(39,381)	15,354	(16,353)
Dividends on Series A preferred shares	(1,969)	(2,625)	(5,907)	(7,875)
Net (loss) income available to common shareholders	$(948)	$(42,006)	$9,447	$(24,228)

Other comprehensive income:
Net unrealized gains, net of taxes of $3,122 and $8,238 in 2025 and $8,255 and $5,562 in 2024	11,743	31,056	30,992	20,924
Total comprehensive income (loss)	$12,764	$(8,325)	$46,346	$4,571

Net (loss) income per common share:
Basic
Continuing operations	$(0.01)	$(1.07)	$0.26	$(0.21)
Discontinued operations	$(0.01)	$(0.03)	$(0.05)	$(0.43)
	$(0.02)	$(1.10)	$0.21	$(0.64)
Diluted
Continuing operations	$(0.01)	$(1.07)	$0.25	$(0.21)
Discontinued operations	$(0.01)	$(0.03)	$(0.05)	$(0.43)
	$(0.02)	$(1.10)	$0.20	$(0.64)
Dividend declared per common share	$0.01	$0.05	$0.03	$0.15
Weighted-average common shares outstanding:
Basic	46,026,399	37,880,297	45,954,992	37,827,968
Diluted	46,026,399	37,880,297	46,461,351	37,827,968

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at June 30, 2025	45,895,335	$9	$—	$936,255	$(392,958)	$(50,748)	$492,558
Net income	—	—	—	—	1,021	—	1,021
Other comprehensive income	—	—	—	—	—	11,743	11,743
Vesting of RSUs	41,563	—	—	(96)	—	—	(96)
Compensation expense under share incentive plans	—	—	—	847	—	—	847
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common shares	—	—	—	—	(466)	—	(466)
Balances at September 30, 2025	45,936,898	$9	$—	$937,006	$(394,372)	$(39,005)	$503,638

Balances at December 31, 2024	45,644,318	$9	$—	$933,311	$(402,408)	$(69,997)	$460,915
Net income	—	—	—	—	15,354	—	15,354
Other comprehensive income	—	—	—	—	—	30,992	30,992
Vesting of RSUs	292,580	—	—	(646)	—	—	(646)
Compensation expense under share incentive plans	—	—	—	4,341	—	—	4,341
Dividends on Series A preferred shares	—	—	—	—	(5,907)	—	(5,907)
Dividends on common shares	—	—	—	—	(1,411)	—	(1,411)
Balances at September 30, 2025	45,936,898	$9	$—	$937,006	$(394,372)	$(39,005)	$503,638

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at June 30, 2024	37,825,767	$7	$—	$879,631	$(263,994)	$(73,853)	$541,791
Net loss	—	—	—	—	(39,381)	—	(39,381)
Other comprehensive income	—	—	—	—	—	31,056	31,056
Vesting of RSUs	3,708	—	—	(3)	—	—	(3)
Compensation expense under share incentive plans	—	—	—	1,446	—	—	1,446
Dividends on Series A preferred shares	—	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	—	(1,937)	—	(1,937)
Balances at September 30, 2024	37,829,475	$7	$—	$881,074	$(307,937)	$(42,797)	$530,347

Balances at December 31, 2023	37,641,563	$7	$—	$876,240	$(277,905)	$(63,721)	$534,621
Net loss	—	—	—	—	(16,353)	—	(16,353)
Other comprehensive income	—	—	—	—	—	20,924	20,924
Vesting of RSUs	187,912	—	—	(840)	—	—	(840)
Compensation expense under share incentive plans	—	—	—	5,674	—	—	5,674
Dividends on Series A preferred shares	—	—	—	—	(7,875)	—	(7,875)
Dividends on common shares	—	—	—	—	(5,804)	—	(5,804)
Balances at September 30, 2024	37,829,475	$7	$—	$881,074	$(307,937)	$(42,797)	$530,347

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating activities
Net cash provided by (used in) operating activities (a)	$8,010	$(254,550)
Investing activities
Sale of JRG Re	—	96,412
Fixed maturity securities, available-for-sale:
Purchases	(268,087)	(123,004)
Sales	7,616	198,046
Maturities and calls	98,422	117,537
Equity securities:
Purchases	(8,488)	(11,319)
Sales and redemptions	7,657	14,098
Bank loan participations:
Purchases	(110,945)	(91,922)
Sales	65,936	69,457
Maturities	27,280	27,384
Other invested assets:
Purchases	(27,659)	(4,725)
Return of capital	742	558
Proceeds from sales and principal repayments	536	3,919
Short-term investments, net	54,454	28,549
Securities receivable or payable, net	8,458	(1,461)
Purchases of property and equipment	(2,340)	(2,157)
Net cash (used in) provided by investing activities	(146,418)	321,372
Financing activities
Senior debt issuances	25,000	—
Senior debt repayments	—	(21,500)
Payroll taxes withheld and remitted on net settlement of RSUs	(646)	(840)
Dividends on Series A preferred shares	(5,907)	(10,500)
Dividends on common shares	(1,528)	(5,794)
Payment of debt issuance costs	(1,179)	—
Net cash provided by (used in) financing activities	15,740	(38,634)
Change in cash, cash equivalents, and restricted cash equivalents	(122,668)	28,188
Cash, cash equivalents, and restricted cash equivalents at beginning of period	391,050	359,949
Cash, cash equivalents, and restricted cash equivalents at end of period	$268,382	$388,137
Supplemental information
Interest paid	$19,192	$22,433

Restricted cash equivalents at beginning of period	$28,705	$72,449
Restricted cash equivalents at end of period	$29,632	$28,364
Change in restricted cash equivalents	$927	$(44,085)
(a) Cash provided by (used in) operating activities for the nine months ended September 30, 2025 and 2024 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash provided by (used in) operating activities was $7.1 million and $(210.5) million for the nine months ended September 30, 2025 and 2024, respectively.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.3 million at September 30, 2025 and $7.7 million at December 31, 2024, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three and nine months ended September 30, 2025, our effective tax rate on income from continuing operations was 39.9% and 31.9%, respectively (26.8% and 107.9% in the respective prior year periods). The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law providing legislative changes to U.S. federal tax law. The Company continues to evaluate these changes, but the effects are not expected to have a material impact on the consolidated financial statements.
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
As required by the Stock Purchase Agreement, the Company and Fleming engaged in a post-closing purchase price true-up process. The Company agreed with an initial $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the date of closing, which downward adjustment was paid to Fleming on October 18, 2024. On April 18, 2025, the independent accounting firm appointed by the parties issued its final determination, concluding the post-closing purchase price true-up process. Pursuant to this final determination, the Company paid $522,789 to Fleming on April 29, 2025 comprised of a $483,625 final downward adjustment to the Closing Date Purchase Price and interest due according to the terms of the Stock Purchase Agreement.
The Company determined that the sale of JRG Re represented a strategic shift that will have a major effect on its operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations for all periods presented in this interim report on Form 10-Q.
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. The loss on disposal for the nine months ended September 30, 2024 of $2.7 million includes a $2.1 million gain for the change in the estimated loss on sale and selling costs incurred of $4.8 million. For the nine months ended September 30, 2025, the loss on disposal of $2.3 million includes the $522,789 downward adjustment to the Closing Date Purchase Price plus interest and $1.8 million of additional selling costs incurred by the Company related to the sale of JRG Re.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The operating results of JRG Re reported in discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
Gross written premiums	$—	$—	$—	$1,137
Ceded written premiums	—	—	—	877
Net written premiums	—	—	—	2,014
Change in net unearned premiums	—	—	—	8,371
Net earned premiums	—	—	—	10,385
Net investment income	—	—	—	4,432
Net realized and unrealized losses on investments	—	—	—	(9,472)
Total revenues	—	—	—	5,345
Expenses:
Losses and loss adjustment expenses	—	—	—	13,157
Other operating expenses	—	—	—	5,039
Interest expense	—	—	—	732
Total expenses	—	—	—	18,928
Loss from discontinued operations	—	—	—	(13,583)
Loss on disposal of discontinued operations	(572)	(1,304)	(2,347)	(2,679)
Total loss from discontinued operations	(572)	(1,304)	(2,347)	(16,262)
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)

Net cash used in operating activities of discontinued operations	$—	$(25,115)
Net cash provided by investing activities of discontinued operations	—	63,104
Net cash provided by discontinued operations	$—	$37,989
Interest paid by discontinued operations	$—	$1,388

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2025
Fixed maturity securities:
State and municipal	$228,297	$1,185	$(20,849)	$208,633
Residential mortgage-backed	485,139	2,613	(15,332)	472,420
Corporate	571,769	5,585	(17,962)	559,392
Commercial mortgage and asset-backed	140,149	219	(4,754)	135,614
U.S. Treasury securities and obligations guaranteed by the U.S. government	15,895	16	(95)	15,816
Total fixed maturity securities, available-for-sale	$1,441,249	$9,618	$(58,992)	$1,391,875
December 31, 2024
Fixed maturity securities:
State and municipal	$223,009	$598	$(27,043)	$196,564
Residential mortgage-backed	352,064	32	(25,869)	326,227
Corporate	503,610	1,358	(29,483)	475,485
Commercial mortgage and asset-backed	178,238	112	(7,892)	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,416	2	(419)	20,999
Total fixed maturity securities, available-for-sale	$1,278,337	$2,102	$(90,706)	$1,189,733
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2025 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$37,000	$36,749
After one year through five years	411,398	405,522
After five years through ten years	225,254	216,603
After ten years	142,309	124,967
Residential mortgage-backed	485,139	472,420
Commercial mortgage and asset-backed	140,149	135,614
Total	$1,441,249	$1,391,875

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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2025
Fixed maturity securities:
State and municipal	$19,291	$(384)	$151,002	$(20,465)	$170,293	$(20,849)
Residential mortgage-backed	112,579	(694)	151,118	(14,638)	263,697	(15,332)
Corporate	49,976	(274)	225,608	(17,688)	275,584	(17,962)
Commercial mortgage and asset-backed	9,911	(2)	84,125	(4,752)	94,036	(4,754)
U.S. Treasury securities and obligations guaranteed by the U.S. government	2,901	(4)	5,198	(91)	8,099	(95)
Total fixed maturity securities, available-for-sale	$194,658	$(1,358)	$617,051	$(57,634)	$811,709	$(58,992)
December 31, 2024
Fixed maturity securities:
State and municipal	$35,979	$(1,087)	$146,547	$(25,956)	$182,526	$(27,043)
Residential mortgage-backed	179,807	(5,285)	140,559	(20,584)	320,366	(25,869)
Corporate	149,149	(4,281)	220,743	(25,202)	369,892	(29,483)
Commercial mortgage and asset-backed	17,991	(65)	101,525	(7,827)	119,516	(7,892)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,653	(115)	12,412	(304)	20,065	(419)
Total fixed maturity securities, available-for-sale	$390,579	$(10,833)	$621,786	$(79,873)	$1,012,365	$(90,706)

At September 30, 2025, the Company held fixed maturity securities of 382 issuers that were in an unrealized loss position with a total fair value of $811.7 million and gross unrealized losses of $59.0 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At September 30, 2025, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2025, December 31, 2024, or September 30, 2024. During the nine months ended September 30, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company’s inability to hold the security until a recovery in its value to the amortized cost basis. For securities in an unrealized loss position at September 30, 2025, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
At September 30, 2025, the Company's bank loan portfolio had an aggregate fair value of $158.8 million and unpaid principal of $164.1 million. Investment income on bank loan participations included in net investment income was $3.2 million and $9.6 million for the three and nine months ended September 30, 2025, respectively ($4.1 million and $13.2 million for the respective prior year periods). Net realized and unrealized gains (losses) on bank loan participations were $193,000 and $(1.9) million for the three and nine months ended September 30, 2025, respectively ($(2.0) million and $(3.1) million in the respective prior year periods). For the three and nine months ended September 30, 2025, management concluded that $117,000 of the net realized and unrealized losses were due to credit-related impairments. For the three and nine months ended September 30, 2024, management concluded that $654,000 and $2.5 million of the net realized and unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2025 or December 31, 2024.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturity securities:
Gross realized gains	$25	$46	$70	$1,589
Gross realized losses	(29)	(152)	(49)	(2,804)
	(4)	(106)	21	(1,215)
Bank loan participations:
Gross realized gains	139	135	368	666
Gross realized losses	(396)	(1,186)	(3,453)	(2,447)
Changes in fair values of bank loan participations	450	(922)	1,217	(1,316)
	193	(1,973)	(1,868)	(3,097)
Equity securities:
Gross realized gains	111	1,087	363	2,634
Gross realized losses	(27)	(2)	(34)	(179)
Changes in fair values of equity securities	963	5,145	1,031	8,286
	1,047	6,230	1,360	10,741
Short-term investments and other:
Gross realized gains	3	—	4	—
Gross realized losses	—	—	(1)	—
Changes in fair values of short-term investments and other	—	(1)	—	(1)
	3	(1)	3	(1)
Total	$1,239	$4,150	$(484)	$6,428

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

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$7,306	$7,690	$(16)	$548	$(336)	$1,210
Corporate & Other	—	—	—	—	—	293
	7,306	7,690	(16)	548	(336)	1,503
Renewable energy notes receivable (b)
Excess and Surplus Lines	—	—	—	—	—	61
Corporate & Other	—	—	—	—	—	77
	—	—	—	—	—	138
Limited partnerships (c)
Excess and Surplus Lines	18,136	14,644	563	1,050	1,423	1,452
Corporate & Other	464	464	—	—	—	—
	18,600	15,108	563	1,050	1,423	1,452
Private Debt (d)
Excess and Surplus Lines	38,248	13,902	519	158	1,165	427
Corporate & Other	—	—	—	—	—	—
	38,248	13,902	519	158	1,165	427
Total other invested assets
Excess and Surplus Lines	63,690	36,236	1,066	1,756	2,252	3,150
Corporate & Other	464	464	—	—	—	370
	$64,154	$36,700	$1,066	$1,756	$2,252	$3,520

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 3.6% to 5.0% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. In the nine months ended September 30, 2024, the Company received $2.0 million of additional proceeds from a previous sale of two LLCs including $1.7 million in the Excess and Surplus Lines segment and $293,000 in the Corporate and Other segment. The Company received cash distributions from these investments totaling $48,000 and $439,000 in the nine months ended September 30, 2025 and 2024, respectively.
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
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At September 30, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $8.7 million in the limited partnerships.
(d)The Company's Excess and Surplus Lines segment has invested in seven notes receivable for structured private specialty credit. Interest on two notes maturing in 2031 is fixed at 4.25% and 5.25%. Interest on two notes maturing in 2035 is fixed at

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.50% and 8.00%. At September 30, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.6 million in these notes.
On April 11, 2025, the Company entered into an investment agreement with Sixth Street, the parent of Enstar. Pursuant to the agreement, the Company's Excess and Surplus Lines segment has invested in collateralized investment grade notes receivable for structured private specialty credit. Interest on three notes maturing in 2064 is fixed at 6.79%, 8.04%, and 9.04%. At September 30, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $59.2 million in the notes.
4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2025 and December 31, 2024.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2025		December 31, 2024
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	8,097	11,611	7,825
Identifiable intangible assets subject to amortization		11,611	8,097	11,611	7,825
		$40,275	$8,097	$40,275	$7,825

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Net income (loss) from continuing operations	$1,593	$(38,077)	$17,701	$(91)
Less: Dividends on Series A preferred shares	(1,969)	(2,625)	(5,907)	(7,875)
Income (loss) from continuing operations available to common shareholders	$(376)	$(40,702)	$11,794	$(7,966)
Loss from discontinued operations	(572)	(1,304)	(2,347)	(16,262)
Net (loss) income available to common shareholders	$(948)	$(42,006)	$9,447	$(24,228)

Weighted average common shares outstanding:
Basic	46,026,399	37,880,297	45,954,992	37,827,968
Dilutive potential common shares	—	—	506,359	—
Diluted	46,026,399	37,880,297	46,461,351	37,827,968

Net income (loss) per common share:
Basic
Continuing operations	$(0.01)	$(1.07)	$0.26	$(0.21)
Discontinued operations	$(0.01)	$(0.03)	$(0.05)	$(0.43)
	$(0.02)	$(1.10)	$0.21	$(0.64)
Diluted
Continuing operations	$(0.01)	$(1.07)	$0.25	$(0.21)
Discontinued operations	$(0.01)	$(0.03)	$(0.05)	$(0.43)
	$(0.02)	$(1.10)	$0.20	$(0.64)
For the three and nine months ended September 30, 2025, potential common shares of 14,013,142 and 13,521,634, respectively, were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive. For the three and nine months ended September 30, 2024, potential common shares of 6,949,943 and 6,957,275, respectively, were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive.
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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $1.5 million at September 30, 2025, $1.5 million at June 30, 2025, $1.2 million at December 31, 2024, $776,000 at September 30, 2024, $744,000 at June 30, 2024, and $660,000 at December 31, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,089,181	$1,301,662	$1,086,278	$1,246,973
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	100,094	109,464	302,553	332,410
Prior years - retroactive reinsurance	23,515	17,954	30,826	10,268
Prior years - excluding retroactive reinsurance	(2,605)	56,876	291	67,136
Total incurred losses and loss and adjustment expenses	121,004	184,294	333,670	409,814
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	5,425	10,472	11,160	18,755
Prior years	93,871	82,539	290,588	252,773
Total loss and loss adjustment expense payments	99,296	93,011	301,748	271,528
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	23,515	17,954	30,826	10,268
Deduct: Loss reserves ceded in E&S ADC	—	313,242	—	313,242
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,087,374	1,061,749	1,087,374	1,061,749
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	2,029,383	1,940,164	2,029,383	1,940,164
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$3,116,757	$3,001,913	$3,116,757	$3,001,913

The Company experienced $2.6 million of net favorable reserve development in the three months ended September 30, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $2.4 million of net favorable development in the Excess and Surplus Lines segment and $236,000 of net favorable development in the Specialty Admitted Insurance segment.
The Company experienced $56.9 million of net adverse reserve development in the three months ended September 30, 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $57.0 million of net adverse development in the Excess and Surplus Lines segment including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves).
The Company experienced $291,000 of net adverse reserve development in the nine months ended September 30, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $52,000 of net favorable development in the Excess and Surplus Lines segment and $343,000 of net adverse development in the Specialty Admitted Insurance segment.
The Company experienced $67.1 million of net adverse reserve development in the nine months ended September 30, 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $67.7 million of net adverse development in the Excess and Surplus Lines segment including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $607,000 of net favorable development in the Specialty Admitted Insurance segment.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $458.0 million and $459.3 million as of September 30, 2025 and December 31, 2024, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess and Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. Additional adverse development on the subject business of the E&S ADC in the three months ended September 30, 2025 exhausted the remaining limit of the E&S ADC.
Adverse Development Cover
On November 11, 2024, Enstar Group Limited (“Enstar”), through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess and Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. The Company has $52.5 million of aggregate limit remaining on the E&S Top Up ADC at September 30, 2025.
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
Notes to Condensed Consolidated Financial Statements (continued)

economic impact to the Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of the Company's current and ongoing operations.
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$5,951	$13,047	$9,222	$20,733
(Favorable) adverse prior year development ceded on subject business	—	914	(1,270)	2,811
Retroactive reinsurance benefits under the recovery method	(948)	(2,204)	(2,949)	(11,787)
Deferred retroactive reinsurance gain at end of period	$5,003	$11,757	$5,003	$11,757

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$59,331	$—	$48,748	$—
Adverse prior year development ceded on subject business	24,462	19,244	35,045	19,244
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$19,244	$83,793	$19,244

Total
Deferred retroactive reinsurance gain at beginning of period	$65,282	$13,047	$57,970	$20,733
Adverse prior year development ceded on subject business	24,462	20,158	33,775	22,055
Retroactive reinsurance benefits under the recovery method	(948)	(2,204)	(2,949)	(11,787)
Deferred retroactive reinsurance gain at end of period	$88,796	$31,001	$88,796	$31,001
7.    Other Comprehensive Income
The following table summarizes the components of other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Unrealized gains arising during the period, before U.S. income taxes	$14,860	$39,205	$39,251	$25,271
U.S. income taxes	(3,121)	(8,233)	(8,242)	(5,307)
Unrealized gains arising during the period, net of U.S. income taxes	11,739	30,972	31,009	19,964
Less reclassification adjustment:
Net realized investment (losses) gains	(5)	(106)	21	(1,215)
U.S. income taxes	1	22	(4)	255
Reclassification adjustment for investment (losses) gains realized in net income	(4)	(84)	17	(960)
Other comprehensive income	$11,743	$31,056	$30,992	$20,924
In addition to the net realized investment (losses) gains on available-for-sale fixed maturities disclosed above, the Company also recognized net realized and unrealized investment gains (losses) on its investments in bank loan participations and equity securities in the respective periods. Refer to Note 3 for disclosure of these amounts.

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
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against JRG Holdings and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024, the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed a second amended complaint. On November 15, 2024, the Company filed a motion to dismiss the second amended complaint, on December 23, 2024 Fleming filed an opposition to the motion to dismiss, on January 17, 2025 the Company filed its reply to Fleming's opposition, on July 2, 2025 the court heard oral argument on the motion to dismiss, and on July 17, 2025 the court granted the Company's motion to dismiss. On August 14, 2025, Fleming filed a motion for reconsideration, on August 28, 2025 the Company filed its opposition to Fleming's motion for reconsideration, and on September 4, 2025, Fleming filed its reply to the Company's opposition.
Amounts Recoverable from Reinsurers
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At September 30, 2025, the allowance for credit losses on reinsurance recoverables was $1.5 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
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
Notes to Condensed Consolidated Financial Statements (continued)

Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements.
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At September 30, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $43.5 million and Aleka's obligations under the Commercial Auto LPT was $21.0 million. At September 30, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $20.3 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At September 30, 2025, the balance in the Loss Fund Trust was $29.6 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Notes to Condensed Consolidated Financial Statements (continued)

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
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Three Months Ended September 30, 2025
Gross written premiums	$209,831	$27,445	$—	$237,276
Net earned premiums	140,175	8,276	—	148,451
Fee income	—	453	—	453
Losses and loss adjustment expenses	112,548	8,456	—	121,004
Less: losses and loss adjustment expense - retroactive reinsurance	23,515	—	—	23,515
Losses and loss adjustment expenses excluding retroactive reinsurance	89,033	8,456	—	97,489
Other operating expenses:
Net commissions	14,714	(3,673)	—	11,041
Employee compensation	14,712	2,267	4,810	21,789
All other operating expenses	5,283	2,031	2,417	9,731
	34,709	625	7,227	42,561
Underwriting profit (loss)	16,433	(352)	(7,227)	8,854
Segment revenues	158,985	13,096	654	172,735
Net investment income	17,287	4,390	242	21,919
Interest expense	—	—	6,224	6,224
Segment goodwill	181,831	—	—	181,831
Segment assets	3,660,350	1,270,774	19,147	4,950,271

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Three Months Ended September 30, 2024
Gross written premiums	$230,215	$100,208	$—	$330,423
Net earned premiums	138,892	20,834	—	159,726
Fee income	—	1,072	—	1,072
Losses and loss adjustment expenses	168,203	16,091	—	184,294
Less: losses and loss adjustment expense - retroactive reinsurance	17,954	—	—	17,954
Losses and loss adjustment expenses excluding retroactive reinsurance	150,249	16,091	—	166,340
Other operating expenses:
Net commissions	15,757	(2,825)	—	12,932
Employee compensation	15,726	3,092	5,789	24,607
All other operating expenses	7,315	3,738	2,632	13,685
	38,798	4,005	8,421	51,224
Underwriting (loss) profit	(50,155)	1,810	(8,421)	(56,766)
Segment revenues	163,488	26,421	1,588	191,497
Net investment income	17,970	4,370	1,224	23,564
Interest expense	—	—	6,128	6,128
Segment goodwill	181,831	—	—	181,831
Segment assets	3,423,073	1,417,883	117,775	4,958,731

As of and for the Nine Months Ended September 30, 2025
Gross written premiums	$723,518	$186,122	$—	$909,640
Net earned premiums	418,573	34,389	—	452,962
Fee income	—	2,113	—	2,113
Losses and loss adjustment expenses	302,523	31,147	—	333,670
Less: losses and loss adjustment expense - retroactive reinsurance	30,826	—	—	30,826
Losses and loss adjustment expenses excluding retroactive reinsurance	271,697	31,147	—	302,844
Other operating expenses:
Net commissions	44,690	(8,937)	—	35,753
Employee compensation	46,609	7,690	18,573	72,872
All other operating expenses	15,779	8,681	7,507	31,967
	107,078	7,434	26,080	140,592
Underwriting profit (loss)	39,798	(2,079)	(26,080)	11,639
Segment revenues	468,841	49,359	1,667	519,867
Net investment income	48,446	12,931	1,066	62,443
Interest expense	—	—	17,570	17,570
Segment goodwill	181,831	—	—	181,831
Segment assets	3,660,350	1,270,774	19,147	4,950,271

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Nine Months Ended September 30, 2024
Gross written premiums	$736,742	$336,738	$—	$1,073,480
Net earned premiums	424,962	69,648	—	494,610
Fee income	—	3,659	—	3,659
Losses and loss adjustment expenses	355,655	54,159	—	409,814
Less: losses and loss adjustment expense - retroactive reinsurance	10,268	—	—	10,268
Losses and loss adjustment expenses excluding retroactive reinsurance	345,387	54,159	—	399,546
Other operating expenses:
Net commissions	42,928	(9,495)	—	33,433
Employee compensation	46,641	9,745	19,225	75,611
All other operating expenses	15,243	12,886	8,957	37,086
	104,812	13,136	28,182	146,130
Underwriting (loss) profit	(25,237)	6,012	(28,182)	(47,407)
Segment revenues	491,981	86,012	2,920	580,913
Net investment income	56,651	12,453	2,023	71,127
Interest expense	—	—	18,957	18,957
Segment goodwill	181,831	—	—	181,831
Segment assets	3,423,073	1,417,883	117,775	4,958,731

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$16,433	$(50,155)	$39,798	$(25,237)
Specialty Admitted Insurance	(352)	1,810	(2,079)	6,012
Total underwriting profit (loss) of operating segments	16,081	(48,345)	37,719	(19,225)
Other operating expenses of the Corporate and Other segment	(7,227)	(8,421)	(26,080)	(28,182)
Underwriting profit (loss)	8,854	(56,766)	11,639	(47,407)
Losses and loss adjustment expenses – retroactive reinsurance	(23,515)	(17,954)	(30,826)	(10,268)
Net investment income	21,919	23,564	62,443	71,127
Net realized and unrealized gains (losses) on investments	1,239	4,150	(484)	6,428
Other income and expenses	469	1,233	1,058	507
Interest expense	(6,224)	(6,128)	(17,570)	(18,957)
Amortization of intangible assets	(90)	(90)	(272)	(272)
Income (loss) from continuing operations before income taxes	$2,652	$(51,991)	$25,988	$1,158

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Amortization of policy acquisition costs	$15,286	$18,412	$50,222	$50,217
Other underwriting expenses of the operating segments	20,048	24,391	64,290	67,731
Other operating expenses of the Corporate and Other segment	7,227	8,421	26,080	28,182
Total	$42,561	$51,224	$140,592	$146,130
Other expenses of $204,000 and $1.8 million for the three and nine months ended September 30, 2025, respectively ($1.8 million and $4.6 million in the respective prior year periods), primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
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
At September 30, 2025, the Company had a drawn balance of $210.8 million outstanding on the unsecured revolver of the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at September 30, 2025.
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
Assets measured at fair value on a recurring basis as of September 30, 2025 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$208,633	$—	$208,633
Residential mortgage-backed	—	472,420	—	472,420
Corporate	—	559,392	—	559,392
Commercial mortgage and asset-backed	—	135,614	—	135,614
U.S. Treasury securities and obligations guaranteed by the U.S. government	15,816	—	—	15,816
Total fixed maturity securities, available-for-sale	$15,816	$1,376,059	$—	$1,391,875
Equity securities:
Preferred stock	—	74,644	—	74,644
Common stock	11,591	2,553	3	14,147
Total equity securities	$11,591	$77,197	$3	$88,791
Bank loan participations	$—	$158,764	$—	$158,764
Short-term investments	$—	$42,620	$—	$42,620

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$1	$5	$5	$11
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	—	—	—
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	2	6	(2)	—
Included in other comprehensive income	—	—	—	—
Ending balance	$3	$11	$3	$11

The Company held one equity security at December 31, 2024 and September 30, 2025 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $3,000 at September 30, 2025 for the equity security was obtained from our asset manager, who used an internal model to value the security.
The Company held one equity security at December 31, 2023 and September 30, 2024 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $11,000 at September 30, 2024 for the equity security was obtained from our asset manager, who used an internal model to value the security.

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
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2025 or 2024. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2025 and December 31, 2024, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,391,875	$1,391,875	$1,189,733	$1,189,733
Equity securities	88,791	88,791	86,479	86,479
Bank loan participations	158,764	158,764	142,410	142,410
Cash and cash equivalents	238,750	238,750	362,345	362,345
Restricted cash equivalents	29,632	29,632	28,705	28,705
Short-term investments	42,620	42,620	97,074	97,074
Other invested assets – notes receivable	38,248	38,951	13,902	12,877
Liabilities
Senior debt	225,800	232,865	200,800	201,787
Junior subordinated debt	104,055	119,738	104,055	121,766

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2025 and December 31, 2024 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2025 and December 31, 2024, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at September 30, 2025 and December 31, 2024.
The fair values of senior debt, junior subordinated debt, and investments in notes receivable, classified in other invested assets, at September 30, 2025 and December 31, 2024 were determined using inputs to the valuation methodology that are unobservable (Level 3).

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

13.    Series A Preferred Shares
The Company has 112,500 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) outstanding as of September 30, 2025 and December 31, 2024. The Series A Preferred Shares were issued on March 1, 2022 and are held by GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, subject to a cap of 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $5.9 million and $10.5 million were paid on the Series A Preferred Shares in the nine months ended September 30, 2025 and 2024, respectively.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at a conversion price of $8.32, making the Series A Preferred Shares convertible into 13,521,634 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels.
The Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common shares to the Company's shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares. None of the triggers that would result in adjustments to the conversion price have been met at September 30, 2025.
If at any time the volume-weighted average price (“VWAP”) per common share is greater than 200% of the then applicable conversion price for at least twenty (20) consecutive trading days, the Company will be able to elect to convert (a “Mandatory Conversion”) all of the outstanding Series A Preferred Shares into common shares. In the case of a Mandatory Conversion, each Series A Preferred Share then outstanding will be converted into (i) the number of common shares equal to the quotient of (A) the sum of the Liquidation Preference and the accrued and unpaid dividends with respect to such Series A Preferred Share to be converted divided by (B) the conversion price of such share in effect as of the date of the Mandatory Conversion plus (ii) cash in lieu of fractional shares.
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
14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 45,644,318 at December 31, 2024 to 45,936,898 at September 30, 2025, reflecting 292,580 common shares issued in the nine months ended September 30, 2025 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first nine months of 2025 and 2024:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2025
February 20, 2025	$0.01	March 10, 2025	March 31, 2025	$477,412
April 24, 2025	$0.01	June 9, 2025	June 30, 2025	476,186
July 24, 2025	$0.01	September 15, 2025	September 30, 2025	475,557
	$0.03			$1,429,155

2024
February 15, 2024	$0.05	March 11, 2024	March 29, 2024	$1,940,410
April 25, 2024	$0.05	June 10, 2024	June 28,2024	1,938,439
July 25, 2024	$0.05	September 16, 2024	September 30, 2024	$1,937,934
	$0.15			$5,816,783
Included in the total dividends for the nine months ended September 30, 2025 and 2024 are $52,000 and $143,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $135,000 at September 30, 2025 and $252,000 at December 31, 2024.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. At September 30, 2025, the maximum number of shares available for issuance under the 2014 LTIP was 5,507,650 and 726,476 shares were available for grant.
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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At September 30, 2025, the maximum number of shares available for issuance under the 2014 Director Plan was 250,000 and 44,931 shares were available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2025		2024
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	885,173	$15.30	751,254	$23.48
Granted	1,370,167	$3.76	541,520	$9.75
Vested	(420,936)	$16.91	(273,035)	$25.00
Forfeited	(290,639)	$5.55	(90,546)	$17.01
Unvested, end of period	1,543,765	$6.46	929,193	$15.66
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
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Share based compensation expense	$847	$1,446	$4,341	$5,674
U.S. tax benefit on share based compensation expense	135	256	785	1,047
At September 30, 2025, the Company had $5.8 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.
15.    Subsequent Events
On October 23, 2025, the Board of Directors declared a cash dividend of $0.01 per common share. The dividend is payable on December 31, 2025 to shareholders of record on December 15, 2025.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

On October 23, 2025, the Board of Directors declared a dividend of up to $2.0 million on the Series A Preferred Shares. The dividend will be payable in cash on December 31, 2025 to shareholders of record on December 15, 2025.
At the 2025 annual general meeting of shareholders held on October 23, 2025, the Company’s shareholders approved amendments to the 2014 LTIP and 2014 Director Plan increasing the number of the Company’s common shares authorized for issuance under the plans by 1,650,000 and 225,000 common shares, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Recent Strategic Actions
Enstar Strategic Relationship
The Company commenced a multi-pronged strategic relationship with Enstar Group Limited (“Enstar”). As part of this, on November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into (i) a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40, which shares are in addition to 637,640 shares Enstar previously purchased in the open market, and (ii) an adverse development cover agreement with James River (the “E&S Top Up ADC”). Pursuant to the E&S Top Up ADC, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess and Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). This agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. Enstar’s purchase of common shares and the E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the E&S Top Up ADC upon closing. In the three months ended September 30, 2025, the Company recognized additional adverse development on the subject business of the E&S ADC that exhausted the remaining limit of the E&S ADC and resulted in $22.5 million of losses ceded to the E&S Top Up ADC. As a result, the Company has $52.5 million of aggregate limit remaining on the E&S Top Up ADC at September 30, 2025.
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
Domestication of JRG Holdings
As previously announced, we intend to change our jurisdiction of incorporation from Bermuda to Delaware, and we refer to this change as the “Domestication”. The Domestication does not require shareholder approval. On the effective date of the Domestication, expected to be on or around November 7, 2025, our common shares issued and outstanding immediately prior to the effective time of the Domestication will automatically convert by operation of law into an equivalent number of shares of common stock of James River Group Holdings, Inc., a Delaware corporation (“James River Delaware”). The Domestication is expected to lower the Company’s effective tax rate, as holding company expenses and interest expense (previously incurred in Bermuda and ineligible for U.S. tax deduction) will receive a U.S. tax deduction in future periods. For more information about the Domestication, please see our prospectus filed with the Securities and Exchange Commission on August 19, 2025, (the “Domestication Prospectus”), which is available on the Securities and Exchange Commission’s website at www.sec.gov.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)
Gross written premiums	$237,276	$330,423	(28.2)%	$909,640	$1,073,480	(15.3)%
Net retention	51.7%	44.6%		46.9%	43.5%
Net written premiums	$122,733	$147,338	(16.7)%	$426,679	$466,863	(8.6)%
Net earned premiums	$148,451	$159,726	(7.1)%	$452,962	$494,610	(8.4)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(97,489)	(166,340)	(41.4)%	(302,844)	(399,546)	(24.2)%
Other operating expenses	(42,108)	(50,152)	(16.0)%	(138,479)	(142,471)	(2.8)%
Underwriting profit (loss) (1), (2)	8,854	(56,766)	—	11,639	(47,407)	—
Losses and loss adjustment expenses - retroactive reinsurance	(23,515)	(17,954)	31.0%	(30,826)	(10,268)	200.2%
Net investment income	21,919	23,564	(7.0)%	62,443	71,127	(12.2)%
Net realized and unrealized gains (losses) on investments	1,239	4,150	(70.1)%	(484)	6,428	—
Other income and expense	469	1,233	(62.0)%	1,058	507	108.7%
Interest expense	(6,224)	(6,128)	1.6%	(17,570)	(18,957)	(7.3)%
Amortization of intangible assets	(90)	(90)	—	(272)	(272)	—
Income (loss) from continuing operations before taxes	2,652	(51,991)	—	25,988	1,158	—
Income tax expense (benefit) on continuing operations	1,059	(13,914)	—	8,287	1,249	563.5%
Net income (loss) from continuing operations	1,593	(38,077)	—	17,701	(91)	—
Net loss from discontinued operations	(572)	(1,304)	(56.1)%	(2,347)	(16,262)	(85.6)%
Net income (loss)	1,021	(39,381)	—	15,354	(16,353)	—
Dividends on Series A Preferred Shares	(1,969)	(2,625)	(25.0)%	(5,907)	(7,875)	(25.0)%
Net (loss) income available to common shareholders	$(948)	$(42,006)	(97.7)%	$9,447	$(24,228)	—
Adjusted net operating income (loss) (1)	$17,383	$(28,196)	—	$38,178	$(700)	—
Ratios:
Loss ratio	65.7%	104.1%		66.9%	80.8%
Expense ratio	28.3%	31.4%		30.5%	28.8%
Combined ratio	94.0%	135.5%		97.4%	109.6%
Accident year loss ratio	65.7%	66.4%		65.4%	66.3%
(1)Underwriting profit (loss) and adjusted net operating income (loss) are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and nine months ended September 30, 2025 and 2024 is gross fee income of $2.9 million and $11.2 million, respectively ($5.2 million and $16.1 million in the respective prior year periods).
Three Months Ended September 30, 2025 and 2024
The Company produced net income from continuing operations of $1.6 million and adjusted net operating income of $17.4 million for the three months ended September 30, 2025 compared to a net loss from continuing operations of $38.1 million and an adjusted net operating loss of $28.2 million for the three months ended September 30, 2024. The net loss from continuing operations and adjusted net operating loss in the prior year quarter was largely attributable to $57.0 million of adverse development recorded in the Excess and Surplus Lines segment including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves).

Underwriting results were a profit of $8.9 million (combined ratio of 94.0%) for the three months ended September 30, 2025 compared to a loss of $56.8 million (combined ratio of 135.5%) for the three months ended September 30, 2024. The underwriting loss in the prior year quarter was largely driven by the aforementioned $57.0 million of adverse development recorded in the Excess and Surplus Lines segment. Underwriting results for the three months ended September 30, 2025 and 2024 include $3.8 million and $5.2 million of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment. The premium adjustments reduced net written and net earned premiums, and underwriting profit in the respective quarters, and resulted in increases to our combined ratio of 2.3 and 4.3 percentage points, respectively.
The loss ratio for the three months ended September 30, 2025 improved compared to the prior year quarter largely driven by net reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to retroactive reinsurance accounting - see discussion below) which was $2.6 million or 1.8 points favorable in the three months ended September 30, 2025 compared to $56.9 million or 35.6 points adverse in the three months ended September 30, 2024. The adverse reserve development in the three months ended September 30, 2024 included $57.0 million of net adverse development in the Excess and Surplus Lines segment, including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective loss ratios by 1.7 and 3.3 points. The loss ratio for the current year quarter also benefited from a lower current accident year loss ratio and segment mix with the Excess and Surplus Lines segment representing 94.4% of consolidated net earned premiums in the three months ended September 30, 2025 compared to 87.0% in the three months ended September 30, 2024.
Our expense ratio decreased from 31.4% in the prior year quarter to 28.3% in the current year quarter reflecting expense reductions across all segments and favorable commission adjustments related to run-off programs in our Specialty admitted Insurance segment. Refer to the Segment Results section below for further discussion of the segment expense ratios. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective consolidated expense ratios by 0.6 and 1.0 points in the respective three month periods.
Investment income declined by $1.6 million or 7.0% in the three months ended September 30, 2025 compared to the same period in the prior year primarily due to a lower interest rate environment impacting yields across several areas of the portfolio, a reduction in the portfolio's common equity allocation which was made in the fourth quarter of 2024, and a one-time payment of $819,000 in the prior year quarter related to the sale of an asset in the renewable energy portfolio. Net realized and unrealized gains on investments were lower in the current year quarter largely due to lower net favorable mark-to-market adjustments on our equity securities and bank loan participations ($1.4 million and $4.2 million in the respective quarters), reflecting increases in their fair values in the periods (see Investing Results below).
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024 and discontinued operations include losses on the disposal of JRG Re of $572,000 and $1.3 million in the three months ended September 30, 2025 and 2024, respectively.
Adjusted net operating results improved by $45.6 million from the prior year quarter reflecting the profitable underwriting results in the current year period, partially offset by lower investment income. Growth in tangible common equity of 10.1% in the current quarter was largely driven by net income and unrealized gains on fixed maturities in other comprehensive income due to a decline in interest rates. Our 19.3% adjusted net operating return on tangible common equity for the three months ended September 30, 2025 compares to a 32.8% loss for the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 and 2024
The Company produced net income from continuing operations of $17.7 million and adjusted net operating income of $38.2 million for the nine months ended September 30, 2025 compared to a net loss from continuing operations of $91,000 and an adjusted net operating loss of $700,000 for the nine months ended September 30, 2024. The net loss from continuing operations and adjusted net operating loss in the prior year was largely attributable to $67.7 million of adverse development recorded in the Excess and Surplus Lines segment including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves).
Underwriting results were a profit of $11.6 million (combined ratio of 97.4%) for the nine months ended September 30, 2025 compared to a loss of $47.4 million (combined ratio of 109.6%) for the nine months ended September 30, 2024. The underwriting loss in the prior year was largely driven by the aforementioned $67.7 million of adverse development recorded in the Excess and Surplus Lines segment. Underwriting results for the respective nine month periods include $9.6 million and $6.4 million of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment. The premium adjustments reduced net written and net earned premiums, and underwriting profit and increased our combined ratio by 2.0 and 1.4 percentage points in the respective periods.

Our loss ratio of 66.9% for the nine months ended September 30, 2025 improved compared to the prior year loss ratio of 80.8% primarily reflecting net reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to retroactive reinsurance accounting - see discussion below) which was $291,000 or 0.1 points adverse in the nine months ended September 30, 2025 compared to $67.1 million or 13.6 points adverse in the nine months ended September 30, 2024. The adverse reserve development in the nine months ended September 30, 2024 included $67.7 million of net adverse development in the Excess and Surplus Lines segment, including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective loss ratios by 1.4 and 1.1 points. The current year loss ratio also benefited from a lower current accident year loss ratio and segment mix with the Excess and Surplus Lines segment representing 92.4% of consolidated net earned premiums in the nine months ended September 30, 2025 compared to 85.9% in the nine months ended September 30, 2024.
Our expense ratio increased from 28.8% in the prior year to 30.5% in the current year reflecting higher expense ratios for both operating segments, partially offset by lower expenses in the Corporate and Other segment. Refer to the Segment Results section below for further discussion of the segment expense ratios. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective consolidated expense ratios by 0.6 and 0.4 points.
Investment income declined by $8.7 million or 12.2% in the nine months ended September 30, 2025 compared to the same period in the prior year driven by lower invested assets following the funding of strategic initiatives during the second half of 2024 including the reinsurance premium paid to enter the E&S ADC and the E&S Top Up ADC, as well as lower yields. Net realized and unrealized losses on investments of $484,000 for the nine months ended September 30, 2025 include $1.9 million of net realized and unrealized losses on bank loan participations, partially offset by $1.4 million of net realized and unrealized gains on equity securities. Net realized and unrealized gains of $6.4 million for the nine months ended September 30, 2024 were largely due to favorable mark-to-market adjustments on equity securities of $8.3 million (see Investing Results below).
Discontinued operations in the prior year period includes the operating results of JRG Re which were a loss of $13.6 million for the nine months ended September 30, 2024. The prior year loss from discontinued operations primarily reflects net adverse development of $7.1 million on treaties not subject to the Casualty Reinsurance loss portfolio transfer and $9.5 million of realized and unrealized losses on fixed maturity securities. The loss on disposal, also included in discontinued operations above, was $2.3 million and $2.7 million in the nine months ended September 30, 2025 and 2024, respectively.
Adjusted net operating results improved $38.9 million from the prior year due to the higher underwriting results, partially offset by lower investment income. Growth in tangible common equity of 24.2% for the nine months ended September 30, 2025 was largely driven by net income and unrealized gains on fixed maturities in other comprehensive income due to a decline in interest rates. Our 15.0% adjusted net operating return on tangible common equity for the nine months ended September 30, 2025 compares to a 0.3% loss for the nine months ended September 30, 2024.
Loss Portfolio Transfers and Adverse Development Covers
Loss portfolio transfers and adverse development covers are forms of retroactive reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. This reinsurance can bring economic finality (up to the limit of such agreements, if applicable) on the subject risks when they no longer meet the Company's risk appetite or are no longer aligned with the Company's risk management strategy. In addition to the E&S Top Up ADC described in “Recent Strategic Actions”, the Company also participates in the following retroactive reinsurance agreements.
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $458.0 million and $459.3 million as of September 30, 2025 and December 31, 2024, respectively.

Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess and Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. Additional adverse development on the subject business of the E&S ADC in the three months ended September 30, 2025 exhausted the remaining limit of the E&S ADC.
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
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$5,951	$13,047	$9,222	$20,733
(Favorable) adverse prior year development ceded on subject business	—	914	(1,270)	2,811
Retroactive reinsurance benefits under the recovery method	(948)	(2,204)	(2,949)	(11,787)
Deferred retroactive reinsurance gain at end of period	$5,003	$11,757	$5,003	$11,757

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$59,331	$—	$48,748	$—
Adverse prior year development ceded on subject business	24,462	19,244	35,045	19,244
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$19,244	$83,793	$19,244

Total
Deferred retroactive reinsurance gain at beginning of period	$65,282	$13,047	$57,970	$20,733
Adverse prior year development ceded on subject business	24,462	20,158	33,775	22,055
Retroactive reinsurance benefits under the recovery method	(948)	(2,204)	(2,949)	(11,787)
Deferred retroactive reinsurance gain at end of period	$88,796	$31,001	$88,796	$31,001

Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$209,831	$230,215	(8.9)%	$723,518	$736,742	(1.8)%
Specialty Admitted Insurance	27,445	100,208	(72.6)%	186,122	336,738	(44.7)%
	$237,276	$330,423	(28.2)%	$909,640	$1,073,480	(15.3)%
Net written premiums:
Excess and Surplus Lines	$121,707	$129,735	(6.2)%	$403,431	$408,761	(1.3)%
Specialty Admitted Insurance	1,026	17,603	(94.2)%	23,248	58,102	(60.0)%
	$122,733	$147,338	(16.7)%	$426,679	$466,863	(8.6)%
Net earned premiums:
Excess and Surplus Lines	$140,175	$138,892	0.9%	$418,573	$424,962	(1.5)%
Specialty Admitted Insurance	8,276	20,834	(60.3)%	34,389	69,648	(50.6)%
	$148,451	$159,726	(7.1)%	$452,962	$494,610	(8.4)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 79.5% of our consolidated gross written premiums from continuing operations in the nine months ended September 30, 2025) declined by 8.9% and 1.8% from the three and nine month periods in the prior year. Given changes in our underwriting appetite, we are being selective in certain lines of business. Submissions for Core E&S lines (excluding commercial auto) were 2.7% and 4.9% higher compared to the three and nine month periods in the prior year, however, the ratio of bound policies as a percentage of quotes dropped 8.9% and 6.4%, respectively. Average premium size decreased 8.4% and 11.5%, respectively, due to our focus on writing smaller accounts and the mix of business. Renewal rates for the Excess and Surplus Lines segment were up 5.5% and 10.3% compared to the three and nine months ended September 30, 2024, respectively. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
	($ in thousands)
Excess Casualty	$71,733	$74,423	(3.6)%	$243,529	$240,715	1.2%
General Casualty	45,150	46,322	(2.5)%	162,580	159,580	1.9%
Manufacturers & Contractors	32,138	45,670	(29.6)%	120,038	130,019	(7.7)%
Excess Property	6,037	9,760	(38.1)%	32,523	41,755	(22.1)%
Energy	7,317	6,323	15.7%	32,016	30,623	4.5%
Allied Health	10,235	8,304	23.3%	28,540	23,864	19.6%
Environmental	3,855	6,429	(40.0)%	11,521	17,505	(34.2)%
All other Core E&S divisions	24,874	25,380	(2.0)%	71,616	72,944	(1.8)%
Total Core E&S divisions	201,339	222,611	(9.6)%	702,363	717,005	(2.0)%
Commercial Auto	$8,492	$7,604	11.7%	21,155	19,737	7.2%
Excess and Surplus Lines gross written premium	$209,831	$230,215	(8.9)%	$723,518	$736,742	(1.8)%

Gross written premiums for the Specialty Admitted Insurance segment (which represents 20.5% of our consolidated gross written premiums for the nine months ended September 30, 2025) declined from the three and nine month periods in the prior year driven by several non-renewals in our fronting business, reflective of the Company's strategy to remain opportunistic in the current market environment and manage this segment to retain minimal risk. Individual risk workers' compensation premium continues to run off following the sale of the renewal rights to that business in 2023.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Excess and Surplus Lines	58.0%	56.4%	55.8%	55.5%
Specialty Admitted Insurance	3.7%	17.6%	12.5%	17.3%
Total	51.7%	44.6%	46.9%	43.5%
Net premium retention for the Excess and Surplus Lines segment in the three and nine months ended September 30, 2025 was impacted by $3.8 million and $9.6 million ($5.2 million and $6.4 million in the respective three and nine month prior year periods) of premium adjustments associated with prior years including reinstatement premium which reduced net written premiums and the net retention ratio.
The net premium retention for the fronting business in the Specialty Admitted Insurance segment declined in the three and nine months ended September 30, 2025 as compared to the respective prior year periods due to the mix of business, including the impact of certain non-renewals in our fronting business, and changes in reinsurance as coverages renew.
Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Excess and Surplus Lines	88.3%	136.1%	90.5%	105.9%
Specialty Admitted Insurance	104.3%	91.3%	106.0%	91.4%
Total	94.0%	135.5%	97.4%	109.6%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
	($ in thousands)
Gross written premiums	$209,831	$230,215	(8.9)%	$723,518	$736,742	(1.8)%
Net written premiums	$121,707	$129,735	(6.2)%	$403,431	$408,761	(1.3)%
Net earned premiums	$140,175	$138,892	0.9%	$418,573	$424,962	(1.5)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(89,033)	(150,249)	(40.7)%	(271,697)	(345,387)	(21.3)%
Underwriting expenses	(34,709)	(38,798)	(10.5)%	(107,078)	(104,812)	2.2%
Underwriting profit (loss) (1)	$16,433	$(50,155)	—	$39,798	$(25,237)	—
Ratios:
Loss ratio	63.5%	108.2%		64.9%	81.3%
Expense ratio	24.8%	27.9%		25.6%	24.6%
Combined ratio	88.3%	136.1%		90.5%	105.9%
Accident year loss ratio	63.5%	64.7%		63.5%	64.4%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”

The Excess and Surplus Lines segment produced underwriting profits of $16.4 million and $39.8 million (combined ratios of 88.3% and 90.5%) in the three and nine months ended September 30, 2025, respectively. This compares to underwriting losses of $50.2 million and $25.2 million (combined ratios of 136.1% and 105.9%) in the three and nine months ended September 30, 2024, respectively. The underwriting losses in the prior year periods were largely attributable to net adverse development including a $52.2 million reserve charge upon execution of the E&S ADC (see loss ratio discussion below). The segment underwriting results were also impacted by premium adjustments of $3.8 million and $9.6 million in the three and nine months ended September 30, 2025, respectively ($5.2 million and $6.4 million in the respective prior year periods) that were associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The premium adjustments increased the segment combined ratios by 2.3 and 2.0 percentage points in the respective current year periods (4.9 and 1.5 percentage points in the respective prior year periods).
The segment loss ratios improved in the current year periods as compared to the respective prior year periods primarily due to net reserve development on prior accident years (excluding adverse prior year development that is subject to retroactive reinsurance accounting - see discussion above) which was $2.4 million and $52,000 (1.7 and 0.0 percentage points) favorable in the three and nine months ended September 30, 2025, respectively, compared to $57.0 million and $67.7 million (41.1 and 15.9 percentage points) of adverse development in the three and nine months ended September 30, 2024, respectively. The adverse development in the prior year periods included a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). The premium adjustments associated with prior years including reinstatement premium increased the loss ratios by 1.7 and 1.4 percentage points in the respective current year periods (4.0 and 1.2 percentage points in the respective prior year periods).
The segment expense ratio declined in the current year quarter as compared to the prior year quarter due to a lower commission ratio, reflecting broker incentive commission adjustments in the current year quarter, as well as lower compensation and bad debt expenses. For the nine-month periods, a higher expense ratio in the current year was driven by the lower net earned premium including the impact of premium adjustments, lower ceding commissions due to changes in reinsurance treaty structure, and higher expenses for outside consulting and software. The impact of premium adjustments increased the segment expense ratio by 0.7 and 0.6 in the respective current year periods (1.0 and 0.3 percentage points in the respective prior year periods).
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
	($ in thousands)
Gross written premiums	$27,445	$100,208	(72.6)%	$186,122	$336,738	(44.7)%
Net written premiums	$1,026	$17,603	(94.2)%	$23,248	$58,102	(60.0)%
Net earned premiums	$8,276	$20,834	(60.3)%	$34,389	$69,648	(50.6)%
Losses and loss adjustment expenses	(8,456)	(16,091)	(47.4)%	(31,147)	(54,159)	(42.5)%
Underwriting expenses	(172)	(2,933)	(94.1)%	(5,321)	(9,477)	(43.9)%
Underwriting (loss) profit (1), (2)	$(352)	$1,810	—	$(2,079)	$6,012	—
Ratios:
Loss ratio	102.2%	77.2%		90.6%	77.8%
Expense ratio	2.1%	14.1%		15.4%	13.6%
Combined ratio	104.3%	91.3%		106.0%	91.4%
Accident year loss ratio	105.0%	78.0%		89.6%	78.6%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $2.9 million and $11.2 million for the three and nine months ended September 30, 2025 respectively ($5.2 million and $16.1 million in the respective prior year periods).
The Specialty Admitted Insurance segment reported underwriting losses of $352,000 and $2.1 million in the three and nine months ended September 30, 2025, respectively, compared to underwriting profits of $1.8 million and $6.0 million in the three and nine months ended September 30, 2024, respectively. Net earned premium and fee income declined compared to the three and nine month periods in the prior year due to the non-renewal of several programs, reflective of the Company's strategy to remain opportunistic in the current market environment and manage the segment to retain minimal risk. The segment loss ratios were impacted by net development in our loss estimates for prior accident years that was $236,000 favorable and $343,000 adverse in the three and nine months ended September 30, 2025, respectively, compared to $165,000 and $607,000 favorable in the three and nine months ended September 30, 2024, respectively. The segment expense ratios in the current year quarter benefited from certain sliding scale and other adjustments on certain programs which lowered commission expense. The Company continues to closely manage expenses in this segment.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company and various other corporate expenses. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $7.2 million and $26.1 million for the three and nine months ended September 30, 2025, respectively ($8.4 million and $28.2 million in the respective prior year periods). The reduction in operating expenses from the prior year periods was primarily attributable to reduced compensation expenses and lower insurance and financial audit expenses.
Investing Results
Net investment income was $21.9 million and $62.4 million for the three and nine months ended September 30, 2025, respectively ($23.6 million and $71.1 million in the respective prior year periods). The Company's private investments generated income of $1.1 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, compared to income of $1.8 million and $3.5 million in the respective prior year periods. The prior year periods included a one-time payment of $819,000 in the prior year quarter related to the sale of an asset in the renewable energy portfolio. Excluding private investments, our net investment income declined by 4.4% in the three months ended September 30, 2025 compared to the same period in the prior year primarily due to a lower interest rate environment impacting yields across several areas of the portfolio and a reduction in the portfolio's common equity allocation which was made in the fourth quarter of 2024. For the nine months ended September 30, 2025, our net investment income excluding private investments decreased 11.0% from the prior year principally due to lower invested assets following the funding of strategic initiatives during the last half of 2024 including the reinsurance premiums paid to enter the E&S ADC and the E&S Top Up ADC, as well as lower yields. The average duration of our portfolio excluding restricted cash equivalents was 3.4 years at September 30, 2025.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Fixed maturity securities	$13,651	$10,970	$38,802	$36,463
Bank loan participations	3,249	4,135	9,568	13,215
Equity securities	1,505	2,188	4,209	5,734
Other invested assets	1,066	1,756	2,252	3,520
Cash, cash equivalents, restricted cash equivalents and short-term investments	3,284	5,448	10,335	14,952
Gross investment income	22,755	24,497	65,166	73,884
Investment expense	(836)	(933)	(2,723)	(2,757)
Net investment income	$21,919	$23,564	$62,443	$71,127
The following table summarizes our annualized gross investment yields:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Cash and invested assets	4.6%	4.7%	4.4%	4.9%
Fixed maturity securities	4.5%	4.5%	4.4%	4.6%
Of our total cash and invested assets of $1,985.0 million at September 30, 2025 (excluding restricted cash equivalents), $238.8 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,391.9 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $158.8 million of bank loan participations, $88.8 million of equity securities, $42.6 million of short-term investments, and $64.2 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At September 30, 2025 and December 31, 2024, the fair market value of these securities was $158.8 million and $142.4 million, respectively.
For the nine months ended September 30, 2025, the Company recognized net realized and unrealized investment losses of $484,000 ($1.2 million of net realized and unrealized investment gains for the three months ended September 30, 2025), including $1.2 million of net unrealized gains on bank loan participations, $1.0 million of net unrealized gains for the change in the fair value of equity securities, $3.1 million of net realized investment losses on the sale of bank loan participations, $329,000 of net realized investment gains on the sale of equity securities, and $21,000 of net realized investment gains on the sale of fixed maturity securities.
For the nine months ended September 30, 2024, the Company recognized net realized and unrealized investment gains of $6.4 million ($4.2 million of net realized and unrealized gains for the three months ended September 30, 2024), including $1.3 million of net unrealized losses on bank loan participations, $8.3 million of net unrealized gains for the change in the fair value of equity securities, $1.8 million of net realized investment losses on the sale of bank loan participations, $2.5 million of net realized investment gains on the sale of equity securities, and $1.0 million of net realized investment losses on the sale of fixed maturity securities, and a $207,000 impairment for one fixed maturity security. In the nine months ended September 30, 2024, $591,000 of net realized losses were recognized on sales of fixed maturities primarily to fund the premium under the E&S ADC.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2025, December 31, 2024, or September 30, 2024. At September 30, 2025, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2025			December 31, 2024
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$228,297	$208,633	15.0%	$223,009	$196,564	16.5%
Residential mortgage-backed	485,139	472,420	33.9%	352,064	326,227	27.4%
Corporate	571,769	559,392	40.3%	503,610	475,485	40.0%
Commercial mortgage and asset-backed	140,149	135,614	9.7%	178,238	170,458	14.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	15,895	15,816	1.1%	21,416	20,999	1.8%
Total fixed maturity securities, available-for-sale	$1,441,249	$1,391,875	100.0%	$1,278,337	$1,189,733	100.0%

The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2025:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$228,099	16.4%
AA	578,784	41.6%
A	444,121	31.9%
BBB	140,871	10.1%
Total	$1,391,875	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$37,000	$36,749	2.7%
After one year through five years	411,398	405,522	29.1%
After five years through ten years	225,254	216,603	15.6%
After ten years	142,309	124,967	9.0%
Residential mortgage-backed	485,139	472,420	33.9%
Commercial mortgage and asset-backed	140,149	135,614	9.7%
Total	$1,441,249	$1,391,875	100.0%
Other Income and Expense
Other income and (expense) included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Non-operating expenses	$(204)	$(1,752)	$(1,775)	$(4,582)
Broker incentive rebates - Excess and Surplus Lines	589	2,788	2,587	4,489
Other miscellaneous income	84	197	246	600
Other income and (expense)	$469	$1,233	$1,058	$507
The non-operating expenses above primarily consist of legal and other professional fees and other expenses related to various strategic initiatives and litigation that the Company is involved in.
Interest Expense
Interest expense was $6.2 million and $17.6 million for the three and nine months ended September 30, 2025, respectively ($6.1 million and $19.0 million in the respective prior year periods). The lower expense in the nine months ended September 30, 2025 is primarily attributable to lower interest rates. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $90,000 of amortization of intangible assets in each of the three months ended September 30, 2025 and 2024 ($272,000 in each of the nine months ended September 30, 2025 and 2024 ).
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three and nine months ended September 30, 2025, our effective tax rate on income from continuing operations was 39.9% and 31.9%, respectively (26.8% and 107.9% in the respective prior year periods). The Company does not receive a U.S. tax deduction for losses at JRG Holdings, our only Bermuda entity. JRG Holdings had losses in all periods presented primarily due to holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law providing legislative changes to U.S. federal tax law. The Company continues to evaluate these changes, but the effects are not expected to have a material impact on the consolidated financial statements.
Reserves
An indicator of reserve strength that we monitor is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2025 was $3,116.8 million. Of this amount, 74.6% relates to amounts that are IBNR. This amount was 73.3% at December 31, 2024. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2025
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$450,337	$1,864,260	$2,314,597
Specialty Admitted Insurance	342,585	459,575	802,160
Total	$792,922	$2,323,835	$3,116,757
At September 30, 2025, the amount of net reserves (prior to the $1.5 million allowance for uncollectible reinsurance recoverables) of $1,087.4 million that related to IBNR was 66.2%. This amount was 63.5% at December 31, 2024. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2025
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$313,197	$644,199	$957,396
Specialty Admitted Insurance	54,247	75,731	129,978
Total	$367,444	$719,930	$1,087,374
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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$7,083	$(210,465)
Investing activities	(146,418)	321,372
Financing activities	15,740	(38,634)
Change in cash and cash equivalents	(123,595)	72,273
Change in restricted cash equivalents (operating activities)	927	(44,085)
Change in cash, cash equivalents, and restricted cash equivalents	$(122,668)	$28,188

Cash provided by operating activities excluding restricted cash equivalents was $7.1 million for the nine months ended September 30, 2025. This compares to cash used in operating activities excluding restricted cash equivalents of $210.5 million for the nine months ended September 30, 2024 (including cash used in operating activities from continuing operations excluding restricted cash equivalents of $185.4 million and cash used in operating activities of discontinued operations of $25.1 million). The current year operating activities were impacted by timing of reinsurance settlements during the first quarter and lower premium collections in the Specialty Admitted Insurance segment due to the non-renewal of several programs. The prior year cash used in operating activities primarily reflects the $313.2 million premium paid in July 2024 to effect the E&S ADC. Excluding the premium payment, cash provided by operating activities was $102.7 million.
Cash used in investing activities of $146.4 million for the nine months ended September 30, 2025 reflects efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash provided by investing activities of $321.4 million for the nine months ended September 30, 2024 included $96.4 million of proceeds received from the sale of JRG Re (net of JRG Re's cash balances sold) and $198.0 million of proceeds from the sales of fixed maturities to provide funding for the premium due under the E&S ADC agreement. Cash and cash equivalents excluding restricted cash equivalents comprised 12.0% and 18.6% of total cash and invested assets at September 30, 2025 and 2024, respectively. Cash used in investing activities from continuing operations was $161.9 million and cash provided by investing activities of discontinued operations was $63.1 million in the prior year period.
Cash provided by financing activities of $15.7 million for the nine months ended September 30, 2025 includes a $25.0 million borrowing under the Previous Credit Agreement (as defined below), $1.2 million of issuance costs paid upon the Company's entry into the Credit Agreement (as defined below), $1.5 million of dividends paid to common shareholders, $5.9 million of dividends paid on the Series A Preferred Shares, and $646,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash used in financing activities of $38.6 million for the nine months ended September 30, 2024 includes a $21.5 million repayment of an unsecured loan, $5.8 million of dividends paid to common shareholders, $10.5 million of dividends paid on the Series A Preferred Shares, and $840,000 of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the nine months ended September 30, 2025 and 2024 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided that the dividend rate shall not exceed 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $5.9 million and $10.5 million were paid in the nine months ended September 30, 2025 and 2024, respectively.
At September 30, 2025, the Bermuda holding company had $14.9 million of cash and cash equivalents. The U.S. holding company had $6.8 million of cash and invested assets, comprised of cash and cash equivalents of $3.6 million, equities of $2.8 million and other invested assets of $464,000, which are not subject to regulatory restrictions.
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
At September 30, 2025, JRG Holdings had a drawn balance of $210.8 million outstanding on the unsecured revolver of the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits JRG Holdings to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at September 30, 2025.
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
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2025, and which, among other things, restrict our ability to issue senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2025 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2025.
At September 30, 2025 and December 31, 2024, the Company's leverage ratio was 28.5% and 26.6%, respectively. The leverage ratio is defined in the Credit Agreement as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
James River Insurance Company has access to certain credit products including advances through its membership in the Federal Home Loan Bank. Any advances would be in the form of collateralized short-term borrowings not to exceed 30% of the Company's total assets.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the nine months ended September 30, 2025 and 2024, our net premium retention was 46.9% and 43.5%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of September 30, 2025:

Line of Business	Company Retention
Casualty
Specialty Casualty	Up to $3.6 million per occurrence.(1)
Primary Casualty	Up to $1.46 million per occurrence.(2)
Excess Casualty	Up to $2.38 million per occurrence.
Property
Excess Property	Up to $5.0 million per risk.(3)
(1)    Excluding Excess Casualty.

(2)    Total exposure to any one claim is generally $730,000.
(3)    The property catastrophe reinsurance treaty has a limit of $22.0 million per event with one reinstatement.
We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes on our exposure. We utilize the model in our risk selection, pricing, and to manage our overall portfolio probable maximum loss (“PML”) accumulations. A PML is an estimate of the amount we would expect to pay in any one catastrophe event within a given annual probability of occurrence (i.e., a return period or loss exceedance probability).
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
Based upon the property catastrophe modeling of our Excess and Surplus Lines and Specialty Admitted Insurance segments, it would take an event greater than the 1-in-1,000 year PML to exhaust our $22.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $22.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
The Commercial Auto LPT with Aleka reinsures substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book” below for further information on this reinsurance agreement.
The E&S ADC with State National applies to James River’s Excess and Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates. See “Combined Loss Portfolio Transfer and Adverse Development Cover” above for further information on this reinsurance agreement.
The E&S Top Up ADC with Enstar, through its subsidiary Cavello Bay Reinsurance Limited, reinsures 100% of the losses associated with James River’s Excess and Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). This agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. See “Enstar Strategic Partnership” above for further information on this reinsurance agreement.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2025:

Line of Business	Coverage
Casualty
Auto Programs	All programs are quota share coverage for 100% of limits up to $1.0 million liability and $1.0 million physical damage per occurrence; except for one program with a primary limit of $750,000 liability.
General Liability & Professional Liability – Programs	Quota share coverage for 100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence.
Property
Property within Package - Programs	Uncapped quota share coverage for 100% of limits.
Aviation Programs
Quota share coverage for 90.0% of limits up to $25.0 million liability, $10.0 million hull, and $10.0 million spares per occurrence, each aircraft; and excess of loss coverage for up to $4.3 million excess of $150,000 of our 10.0% share of the quota share each occurrence.

Our Specialty Admitted Insurance segment purchases reinsurance for at least 90.0% of the exposed limits on specialty admitted property-casualty business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $22.0 million in excess of $3.0 million per occurrence to manage its property catastrophe exposure to an approximate 1 in 1,000 year PML.
In the aggregate, we believe our pre-tax group-wide PML from a 1-in-1,000 year property catastrophe event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At September 30, 2025, the allowance for credit losses on reinsurance recoverables was $1.5 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At September 30, 2025, we had reinsurance recoverables on unpaid losses of $2,027.9 million (net of a $1.5 million allowance for credit losses) and reinsurance recoverables on paid losses of $125.4 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At September 30, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $43.5 million and Aleka's obligations under the Commercial Auto LPT was $21.0 million. At September 30, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $20.3 million.
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
EQUITY
Total common shares outstanding increased from 45,644,318 at December 31, 2024 to 45,936,898 at September 30, 2025, reflecting 292,580 common shares issued in the nine months ended September 30, 2025 related to vesting of RSUs.
Share Based Compensation Expense
The Company recognized $847,000 and $4.3 million of share based compensation expense in the three and nine months ended September 30, 2025, respectively ($1.4 million and $5.7 million in the respective prior year periods). At September 30, 2025, the Company had $5.8 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.
Equity Incentive Plans
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2025		2024
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	885,173	$15.30	751,254	$23.48
Granted	1,370,167	$3.76	541,520	$9.75
Vested	(420,936)	$16.91	(273,035)	$25.00
Forfeited	(290,639)	$5.55	(90,546)	$17.01
Unvested, end of period	1,543,765	$6.46	929,193	$15.66
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Excess and Surplus Lines:
Loss Ratio	63.5%	108.2%	64.9%	81.3%
Impact of retroactive reinsurance	16.8%	12.9%	7.4%	2.4%
Loss Ratio including impact of retroactive reinsurance	80.3%	121.1%	72.3%	83.7%

Combined Ratio	88.3%	136.1%	90.5%	105.9%
Impact of retroactive reinsurance	16.8%	12.9%	7.4%	2.4%
Combined Ratio including impact of retroactive reinsurance	105.1%	149.0%	97.9%	108.3%

Consolidated:
Loss Ratio	65.7%	104.1%	66.9%	80.8%
Impact of retroactive reinsurance	15.8%	11.2%	6.8%	2.1%
Loss Ratio including impact of retroactive reinsurance	81.5%	115.3%	73.7%	82.9%

Combined Ratio	94.0%	135.5%	97.4%	109.6%
Impact of retroactive reinsurance	15.8%	11.2%	6.8%	2.1%
Combined Ratio including impact of retroactive reinsurance	109.8%	146.7%	104.2%	111.7%

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
The following table reconciles the underwriting profit of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$16,433	$(50,155)	$39,798	$(25,237)
Specialty Admitted Insurance	(352)	1,810	(2,079)	6,012
Total underwriting profit (loss) of operating segments	16,081	(48,345)	37,719	(19,225)
Other operating expenses of the Corporate and Other segment	(7,227)	(8,421)	(26,080)	(28,182)
Underwriting profit (loss) (1)	8,854	(56,766)	11,639	(47,407)
Losses and loss adjustment expenses - retroactive reinsurance	(23,515)	(17,954)	(30,826)	(10,268)
Net investment income	21,919	23,564	62,443	71,127
Net realized and unrealized gains (losses) on investments	1,239	4,150	(484)	6,428
Other income and expenses	469	1,233	1,058	507
Interest expense	(6,224)	(6,128)	(17,570)	(18,957)
Amortization of intangible assets	(90)	(90)	(272)	(272)
Income (loss) from continuing operations before income taxes	$2,652	$(51,991)	$25,988	$1,158
(1)Included in underwriting results for the three and nine months ended September 30, 2025 is gross fee income of $2.9 million and $11.2 million, respectively ($5.2 million and $16.1 million in the respective prior year periods).

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
Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended September 30,
	2025		2024
	Income Before Taxes	Net (Loss) Income	Loss Before Taxes	Net Loss
	($ in thousands)
Income (loss) available to common shareholders	$111	$(948)	$(55,920)	$(42,006)
Loss from discontinued operations	572	572	1,304	1,304
Losses and loss adjustment expenses - retroactive reinsurance	23,515	18,577	17,954	14,184
Net realized and unrealized investment (gains) losses	(1,239)	(979)	(4,150)	(3,279)
Other expenses	189	161	1,752	1,601
Adjusted net operating income (loss)	$23,148	$17,383	$(39,060)	$(28,196)

	Nine Months Ended September 30,
	2025		2024
	Income Before Taxes	Net Income	(Loss) Income Before Taxes	Net Loss
	($ in thousands)
Income (loss) available to common shareholders	$17,734	$9,447	$(22,979)	$(24,228)
Loss from discontinued operations	2,347	2,347	16,262	16,262
Losses and loss adjustment expenses - retroactive reinsurance	30,826	24,353	10,268	8,112
Net realized and unrealized investment losses (gains)	484	382	(6,428)	(5,079)
Other expenses	1,760	1,649	4,582	4,233
Adjusted net operating income (loss)	$53,151	$38,178	$1,705	$(700)

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
The following table reconciles shareholders’ equity to tangible common equity as of September 30, 2025, December 31, 2024, and September 30, 2024:

	September 30, 2025	December 31, 2024	September 30, 2024
($ in thousands, except share amounts)
Shareholders’ equity	$503,638	$460,915	$530,347
Plus: Series A redeemable preferred shares	133,115	133,115	144,898
Plus: Deferred reinsurance gain	88,796	57,970	31,001
Less: Goodwill	181,831	181,831	181,831
Less: Intangible assets, net	32,178	32,450	32,541
Tangible equity	511,540	437,719	491,874
Less: Series A redeemable preferred shares	133,115	133,115	144,898
Tangible common equity	$378,425	$304,604	$346,976

Common shares outstanding	45,936,898	45,644,318	37,829,475
Common shares from assumed conversion of Series A Preferred Shares	13,521,634	13,521,634	6,848,763
Common shares outstanding after assumed conversion of Series A Preferred Shares	59,458,532	59,165,952	44,678,238

Equity per share:
Shareholders' equity	$10.96	$10.10	$14.02
Tangible equity	$8.60	$7.40	$11.01
Tangible common equity	$8.24	$6.67	$9.17

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of September 30, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as follows:
RISKS RELATING TO THE CHANGE IN OUR PLACE OF INCORPORATION

Currently, your rights as a shareholder of JRG Holdings arise under Bermuda law as well as our existing Bermuda memorandum of association and bye-laws. Upon effectiveness of the Domestication, your rights as a shareholder of JRG Holdings will arise under Delaware law as well as our new Delaware certificate of incorporation and by-laws.
Upon effectiveness of the Domestication, the rights of stockholders of James River Delaware will arise under the new certificate of incorporation and by-laws of James River Delaware as well as Delaware law. Those new organizational documents and Delaware law contain provisions that differ in some respects from those in our current organizational documents and Bermuda law and, therefore, some of your rights as a stockholder of James River Delaware will differ from the rights you currently possess as a shareholder of JRG Holdings. For example, under Bermuda law, holders of an aggregate of not less than 20% in par value of a company’s issued share capital or any class thereof have the right to apply to the Supreme Court of Bermuda for an annulment of any amendment of the memorandum of association adopted by shareholders at any general meeting, other than an amendment that alters or reduces a company’s share capital as provided under Bermuda law. No similar right is available under Delaware law. Also, while class actions and derivative actions are generally not available to shareholders under Bermuda law, such actions are generally available under Delaware law. This change could increase the likelihood that we become involved in costly litigation, which could harm our business. Additionally, there are differences between the new organizational documents of James River Delaware and the current organizational documents of JRG Holdings. For example, while our current bye-laws require approval of our board and shareholders to amend any provision of the bye-laws, the James River Delaware by-laws may generally be amended by the board of directors of James River Delaware, as permitted under the Delaware General Corporation Law (the “DGCL”).
For a summary description of your rights as a stockholder of James River Delaware and how they differ or may differ from your rights as a shareholder of JRG Holdings, please see “Description of Capital Stock—Differences Between the Governing Corporate Law and Organizational Documents for James River Bermuda and James River Delaware” in the Domestication Prospectus. Forms of the new certificate of incorporation and by-laws of James River Delaware are attached, respectively, as Appendix A and Appendix B to the Domestication Prospectus, and we urge you to read them as well.
Our Corporate Effective Tax Rate may increase as a result of the Domestication.
Following the Domestication, James River Delaware will be subject to U.S. tax on its income and capital gains and the combined effective tax rate with respect to us and our direct and indirect subsidiaries (the “Effective Tax Rate”) may change significantly, which could materially impact our financial results, including our earnings and cash flow, and reduce the amount of cash available for dividends for periods after the Domestication. The Effective Tax Rate, which fluctuates significantly from period to period, is based upon the application of currently applicable income tax laws and regulations, as well as current judicial and administrative interpretations of these income tax laws and regulations, in various jurisdictions, including many other than the jurisdiction where we are organized and domiciled.
The highest statutory corporate tax rate for U.S. federal income tax purposes is currently 21%. The Effective Tax Rate for purposes of financial reporting may, however, vary significantly from the statutory rates under which we operate (including the U.S. statutory rate that would apply after the Domestication) because of, among other things, timing differences in the recognition of income and expense for U.S. GAAP and tax purposes. We are unable to predict with certainty the impact of the Domestication on the Effective Tax Rate going forward. In addition, the tax laws of the United States and other jurisdictions could change in the future, and those changes could cause a material increase in our Effective Tax Rate at a later date as well.
Certain holders of JRG Holdings Stock may be required to recognize gain for U.S. federal income tax purposes as a result of the Domestication.
As discussed more fully in “Material U.S. Federal Income Tax Consequences of the Domestication” in the Domestication Prospectus, it is expected that the Domestication will constitute a reorganization within the meaning of Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended (the “Code”) (an “F Reorganization”). Assuming that the Domestication so qualifies, United States Holders (as defined in such section) of JRG Holdings Stock (as defined in such section) will be subject to Section 367(b) of the Code and, as a result:
•Subject to the discussion below concerning the application of the PFIC rules to the Domestication, a United States Holder of JRG Holdings Stock whose stock has a fair market value of less than $50,000 on the date of the Domestication and who does not actually and/or constructively own (i) 10% or more of the total combined voting power of all classes of JRG Holdings shares entitled to vote or (ii) 10% or more of the total value of all classes of JRG Holdings shares will not recognize any gain or loss and will not be required to include any part of JRG Holdings’ earnings in income.
•Subject to the discussion below concerning the application of the PFIC rules to the Domestication, a United States Holder of JRG Holdings Stock whose ordinary shares have a fair market value of $50,000 or more, but who does not actually and/or constructively own (i) 10% or more of the total combined voting power of all classes of JRG Holdings shares entitled to vote or (ii) 10% or more of the total value of all classes of JRG Holdings shares will generally recognize gain (but not loss) on the deemed receipt of James River Delaware Stock (as defined in “Material U.S. Federal Income Tax Consequences of the Domestication” in the Domestication Prospectus) in the Domestication. As an alternative to recognizing gain as a result of the Domestication, such United States Holder may file an election to include in income, as a dividend, the “all earnings and profits amount” (as defined in the regulations of the United States Treasury (the “Treasury Regulations”) under Section 367) attributable to its JRG Holdings Stock provided certain other requirements are satisfied.
•Subject to the discussion below concerning the application of the PFIC rules to the Domestication, a United States Holder of JRG Holdings Stock who on the date of the Domestication actually and/or constructively owns (i) 10% or more of the total combined voting power of all classes of JRG Holdings shares entitled to vote or (ii) 10% or more of the total value of all classes of JRG Holdings shares (a “10% Shareholder”) will generally be required to include in income, as a dividend, the “all earnings and profits amount” (as defined in the Treasury Regulations under Section 367) attributable to its JRG Holdings shares provided certain other requirements are satisfied.

•As discussed further under “Material U.S. Federal Income Tax Consequences of the Domestication” in the Domestication Prospectus, JRG Holdings believes that it is not and has not been a PFIC for U.S. federal income tax purposes. In the event that JRG Holdings is (or in some cases has been) treated as a PFIC, notwithstanding the foregoing, proposed Treasury Regulations under Section 1291(f) of the Code (which have a retroactive effective date), if finalized in their current form, generally would require a United States Holder to recognize gain as a result of the Domestication unless the United States Holder makes (or has made) certain elections discussed further under “Material U.S. Federal Income Tax Consequences of the Domestication” in the Domestication Prospectus. The tax on any such gain would be imposed at the rate applicable to ordinary income and an interest charge would apply based on a complex set of rules. It is difficult to predict whether such proposed regulations will be finalized and whether, in what form, and with what effective date, other final Treasury Regulations under Section 1291(f) of the Code will be adopted. For a more complete discussion of the potential application of the PFIC rules to United States Holders as a result of the Domestication, see “Material U.S. Federal Income Tax Consequences of the Domestication” in the Domestication Prospectus. Each United States Holder of JRG Holdings Stock is urged to consult its own tax advisor concerning the application of the PFIC rules to the exchange of JRG Holdings Stock for James River Delaware Stock pursuant to the Domestication.
The tax consequences of the Domestication are complex and will depend on a holder’s particular circumstances. All holders are strongly urged to consult their tax advisor for a full description and understanding of the tax consequences of the Domestication, including the applicability and effect of U.S. federal, state, local and foreign income and other tax laws. For a complete discussion of the material U.S. federal income tax consequences of the Domestication, see “Material U.S. Federal Income Tax Consequences of the Domestication” in the Domestication Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1*
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)

10.2*
Amendment dated August 11, 2025 to Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer

10.3
Fourth Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 24, 2025) (File No. 001-36777)

10.4
Third Amendment to the James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 24, 2025) (File No. 001-36777)

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

James River Group Holdings, Ltd.

Date:	November 4, 2025	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)