Form 10-K
period 2025-12-31
James River Group Holdings, Inc.
filed 2026-03-03
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36777
JAMES RIVER GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0585280
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1414 Raleigh Road, Suite 405, Chapel Hill, North Carolina, 27517
(Address of principal executive offices)
Registrant’s telephone number, including area code: (919) 900-1200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Names of each exchange on which registered
Common Stock, par value $0.0002 per share	JRVR	NASDAQ	Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $230,345,525.
The number of shares of the registrant’s common stock outstanding was 45,968,584 as of February 27, 2026.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Inc. Proxy Statement for the 2026 Annual Meeting of Shareholders may be incorporated by reference into Part III hereof. Alternatively, such Part III information may be filed by James River Group Holdings, Inc. by an amendment to this Form 10-K.

On November 7, 2025, we completed a domestication resulting in our holding company, James River Group Holdings, Ltd., changing its jurisdiction of incorporation from Bermuda to Delaware and changing its name to James River Group Holdings, Inc. (the "Domestication"). This Annual Report on Form 10-K includes the results of James River Group Holdings, Ltd. prior to the Domestication and James River Group Holdings, Inc. following the Domestication.
Unless the context indicates or suggests otherwise, references in this Annual Report on Form 10-K to “the Company,” “we,” “us” and “our” refer to (i) James River Group Holdings, Inc. and its consolidated subsidiaries following the Domestication and (ii) James River Group Holdings, Ltd. and its consolidated subsidiaries prior to the Domestication.
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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report as a result of various factors, many of which are beyond our control, including, among others:
•    the inherent uncertainty of estimating loss and loss adjustment expense reserves and the possibility that incurred losses and loss adjustment expenses may be greater than our estimate used to compute loss and loss adjustment expense reserves included in the financial statements;
•    inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;
•    downgrades in the financial strength rating or outlook of our regulated insurance subsidiaries impacting our competitive position and ability to attract and retain insurance business that our subsidiaries write and ultimately our financial condition and triggering a default on our credit facility;
•    the potential loss of key members of our management team or key employees, and our ability to attract and retain personnel;
•    adverse economic and competitive factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
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
•    the inherent uncertainty of estimating reinsurance recoverable on unpaid losses and the possibility that reinsurance may be less than our estimate of reinsurance recoverable on unpaid losses;
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
•    a failure of any of the loss limitations or exclusions we utilize in our insurance products to shield us from unanticipated financial losses or legal exposures, or other liabilities;
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
•    inability to generate taxable income and execute tax planning strategies which could adversely impact our ability to recognize deferred tax assets at the level reflected on our balance sheet; and
•    other risks and uncertainties discussed under “Risk Factors” and elsewhere in this Annual Report.
Accordingly, you should read this Annual Report completely and with the understanding that our actual future results may be materially different from information contained in the forward-looking statements.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in Part I, Item 1A “Risk Factors” in this Annual Report, and our filings with the U.S. Securities and Exchange Commission (“SEC”).
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

PART I
Item 1.    BUSINESS
General
James River Group Holdings, Inc. owns and operates a group of specialty property and casualty insurance companies focused on underwriting small and middle market casualty risks within the U.S. excess and surplus (“E&S”) lines market. For the year ended December 31, 2025, approximately 84.5% of our gross written premiums and 95.9% of our net written premiums originated from the E&S lines market, which we believe puts us among the top publicly traded insurers as ranked by highest concentrations of E&S risk. Substantially all of our business is casualty insurance, and for the year ended December 31, 2025, 96.7% of our gross written premiums were derived from casualty insurance. Our objective is to generate compelling returns on tangible common equity, while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance underwriting and generating meaningful risk-adjusted investment returns, while efficiently managing our capital.
The Company limits its exposure to property catastrophe events to modest levels. For the year ended December 31, 2025, property insurance represented 3.3% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss ("PML") event would not exceed 2.5% of shareholders’ equity on a group-wide basis, inclusive of reinstatement premiums payable and net retentions.
During the last two years, the Company has completed several strategic actions to strengthen our balance sheet and position us for long-term stability and profitable growth. In 2025, the Company concluded its leadership reorganization with new appointments on our board and across several key management positions including appointing new Presidents at both of our operating segments. We also undertook initiatives to reduce operating expenses and continued our focus on underwriting discipline and enterprise risk management. On November 7, 2025, the Company completed the Domestication of our holding company, changing the Company's incorporation from Bermuda to the U.S. The Company recognized a one-time benefit of $14.1 million related to business interest expense effective with the Domestication. The Domestication is also expected to lower the Company’s effective tax rate, as holding company expenses and interest expense (previously incurred in Bermuda and ineligible for U.S. tax deduction) will receive a U.S. tax deduction in future periods, as well as bring additional operating efficiencies.
Strategic actions completed in 2024 included closing the sale of JRG Reinsurance Company Ltd. (“JRG Re”) to focus our business around our U.S. insurance businesses, entering a $160.0 million combined loss portfolio transfer and adverse development cover for our Excess and Surplus Lines business, and initiating a new strategic partnership with Enstar Group Limited (“Enstar”) which, in part, entailed a $12.5 million equity investment in the Company and an additional $75.0 million adverse development cover for the Excess and Surplus Lines business. Following the sale of JRG Re, our continuing operations are comprised of two operating segments, Excess and Surplus Lines and Specialty Admitted Insurance, and a third segment, Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). The Excess and Surplus Lines segment produced 82.1% of our gross written premiums and 95.7% of our net written premiums for the year ended December 31, 2025. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs and delays associated with the filing of such changes with state regulators and seeking approval for the filings. In 2025, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $26,500, down 8.4% from the prior year. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers and is focused on small and medium enterprise business, which we believe have been historically more profitable than other segments of the market.
The Specialty Admitted Insurance segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia through Falls Lake National Insurance Company (“Falls Lake National”) and its wholly-owned subsidiaries, Stonewood Insurance Company (“Stonewood Insurance”) and Falls Lake Fire and Casualty Company (“Falls Lake Fire and Casualty”). The Specialty Admitted Insurance segment produced 17.9% of our gross written premiums and 4.3% of our net written premiums for the year ended December 31, 2025. The Specialty Admitted Insurance segment primarily writes fronting business where we retain a minority share of the risk, generally less than 10%, and seek to earn fee income. When we front, we use our legal authority, financial strength rating, underwriting experience and claims infrastructure to write insurance to service clients (usually managing general agents and reinsurers) who assume the vast majority of the risk on each fronted policy. Because we retain little premium or risk in our fronted business, we can allocate less capital per dollar of revenue to fronted policies than to policies where we retain more risk, which we believe enhances our returns on equity. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including fronting and program administrators and managing general agents (“MGAs”).
The Corporate and Other segment consists of the management and treasury activities of our holding companies, long-term incentive compensation for the group (including subsidiaries), public company expenses, and interest expense associated with our debt.
Our discontinued operations consists of JRG Re, which comprised the remaining operations of the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, provided proportional and working layer casualty reinsurance to third parties. The sale of JRG Re, which closed on April 16, 2024, resulted in the Company’s disposition of its casualty reinsurance business and related assets.
In 2025, we wrote $1,172.3 million of gross written premiums, allocated by segment and underlying market as follows:

Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2025	% of Total
	(in thousands)
Excess and Surplus Lines segment	$963,035	82.1%
Specialty Admitted Insurance segment	209,284	17.9%
	$1,172,319	100.0%
Gross Written Premiums by Market
Non-admitted markets	$990,530	84.5%
Admitted markets	181,789	15.5%
	$1,172,319	100.0%
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
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our U.S. insurance subsidiaries allow our Excess and Surplus Lines segment to actively pursue relationships with the agents and brokers identified in its marketing plans.
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
In November 2023, we announced an agreement to sell JRG Re. The sale of JRG Re, which closed on April 16, 2024, allows us to focus on growing our U.S. insurance business.
In November 2025, the Company completed the Domestication, changing the Company's incorporation from Bermuda to the U.S.

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
Focus on Small and Medium-Sized Casualty Niche and Specialty Business.   We believe that small- and medium-sized casualty accounts, in niche areas where we focus, are consistently among the most attractive subsets of the property-casualty insurance market. We think the unique characteristics of the risks within these markets require each account to be individually underwritten in an efficient manner.
Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. Since our inception, we have embraced technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments. We are investing in technologies that we expect to bring additional insights to our underwriters and allow them to refine and improve their risk selection and pricing. We continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach, combining expert judgment and technology designed to provide our underwriters with relevant information and quick processing, is more likely to produce consistent results over time and across markets. Since our current CEO joined in 2020, we have made significant changes to our enterprise risk management, including portfolio monitoring, refinement in underwriting appetite and meaningful change to risk management practices. We are successfully increasing renewal rates in our Excess and Surplus Lines segment. Pricing on our E&S renewal book has increased for thirty-five consecutive quarters. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Emphasis on Lowering Property Catastrophe Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We believe we have minimal exposure to material property risks and did not have meaningful losses from property risks during 2025.
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
Talented Underwriters and Operating Leadership.   The managers of our underwriting divisions have many years of industry experience, substantial subject matter expertise and deep technical knowledge. They have been successful and profitable underwriters for us in the specialty casualty insurance sector. Our segment presidents both have extensive backgrounds and histories working in management capacities in specialty casualty insurance. Our Chief U.S. Claims Officer and Chief Underwriting Officer have extensive backgrounds in operational leadership within specialty casualty insurance, including a deep focus on risk management.
Robust Technology and Data Capture.   We seek to ground our underwriting decisions in reliable historical data and technical evaluation of risks. Our underwriters utilize intuitive systems and differentiated technologies. We have implemented processes to capture extensive data from our book of business, before, during and after the underwriting analysis and decision. We use the data we collect to inform and, we believe, improve our judgment about similar risks as we refine our underwriting criteria, including for performance monitoring. We use the data we collect in regular formal review processes for each of our lines of business.
Active Claims Management.   Our insurance companies actively manage claims. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. As of December 31, 2025, our reserves for claims incurred but not reported (“IBNR”) were 73.5% of total net loss reserves.
Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We seek to follow a strategy that emphasizes efficient returns on capital while maintaining adequate liquidity for the prompt payment of claims in order to produce attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, and we are comfortable allocating a minority portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments represented 11.2% of our total cash and invested assets (excluding restricted cash equivalents) at December 31, 2025, consisting of syndicated bank loans (7.9%) and other invested assets (3.3%) that primarily include investments in structured private credit via investment grade rated notes, interests in limited liability companies that invest in renewable energy opportunities, and limited partnerships that invest in debt or equity securities. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2025 was “A”. At December 31, 2025, the average duration of our total invested assets and cash, excluding restricted cash, was 3.5 years.
Our Strategy
We believe our approach to our business will help us achieve our goal of generating compelling returns on tangible common equity while limiting volatility in our financial results. This approach involves the following:
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
Respond Rapidly to Market Opportunities and Challenges.   We seek to grow our business by taking advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates and react quickly to changes in the rates or terms the market will accept. Very specific evaluations of each risk or class of risks is a hallmark of our underwriting.
When market conditions have been challenging, or when actual experience has not been as favorable as we anticipated, or when the size or risk profile of certain insureds or lines of business change, we have tried to act quickly to evaluate our situation and to make course corrections in order to protect our profits and preserve tangible common equity. Our actions have included reducing our writings when margins tightened and exiting lines or classes of business when we believed the risk of continuing in a line outweighed the potential rewards from underwriting. For example, we have sought to materially reduce our exposure to commercial auto within both our Excess & Surplus Lines segment and Specialty Admitted Insurance segment as fundamentals shifted relative to our underwriting comfort. In 2025, we also pulled away from certain larger accounts that no longer fall within our underwriting appetite.
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
Manage Capital Actively.   We invest and manage our capital with a goal of consistently increasing tangible common equity for our shareholders and generating attractive returns on tangible common equity. We intend to expand our premium volume and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our premium volume and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame or that is reasonably necessary to bolster the capital positions of our regulated insurance entities. We may not, however, always be able to raise capital when needed. Our ratings from A.M. Best are very important to us, as are our relationships with our regulators, and maintaining them in good order is a principal consideration in our decisions regarding capital management. Our ability to pay dividends and service our debt is dependent in part upon dividends from our insurance subsidiaries.

Our Structure
The chart below displays our corporate structure as of December 31, 2025 as it pertains to our holding and operating subsidiaries.
Business Segments
Excess and Surplus Lines Segment
We underwrite non-admitted E&S business through our subsidiaries, James River Insurance and James River Casualty (together, “James River,” which comprises our Excess and Surplus Lines segment), from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. The Excess and Surplus Lines segment is our largest segment, representing 82.1% of consolidated gross written premiums for the year ended December 31, 2025. James River has been engaged in the E&S insurance market for over 20 years.
The E&S industry focuses on providing insurance coverage to policyholders that may be unable to purchase insurance from standard lines insurers typically due to perceived risk related to their operations or risk exposures. Our Excess and Surplus Lines segment underwrites property-casualty insurance in all states and the District of Columbia. We utilize a network of authorized wholesale brokers and general agents throughout the United States. Gross written premiums for our Excess and Surplus Lines segment declined by 5.3% in 2025, compared to growth of 1.0% and 9.4% in 2024 and 2023, respectively. Markets are increasingly competitive, and of late, the Company has focused on gaining smaller accounts and pulled away from certain larger accounts that no longer fall within our underwriting appetite. Net written premiums grew by 7.0% in 2025, declined by 13.8% in 2024, and grew by 0.1% in 2023. The decline in 2024 was partially attributable to $52.8 million of ceded written premium recorded upon execution of the E&S Top Up ADC (as defined under the heading “Adverse Development Cover” below) in the fourth quarter of 2024. Net written premiums for the periods were also impacted by premium adjustments associated with prior years including reinstatement premium, and changes in reinsurance that impacted our net retentions. Excluding our former insured, Rasier LLC and its affiliates (“Rasier”), the cumulative combined ratio of the Excess and Surplus Lines segment for 2020 through 2025 was 90.6% (inclusive of Rasier, the ratio was 99.8%).
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
The chart below identifies the Excess and Surplus Lines segment’s primary underwriting divisions, aligning with how we manage the business, and sets forth the amount of gross written premiums for each division.

	Gross Written Premiums Year Ended December 31,
E&S Division	2025	Percentage of Total 2025	2024	2023	2022	2021
	(in thousands)
Excess Casualty	$324,507	33.7%	$325,017	$339,870	$310,383	$285,082
Primary Casualty	312,176	32.4%	327,589	288,627	262,412	217,273
Manufacturers and Contractors	157,082	16.3%	176,494	180,074	156,645	139,720
Specialty	130,333	13.5%	134,675	134,206	139,620	144,341
Excess Property	38,937	4.1%	53,254	64,574	52,104	47,241
Total	$963,035	100.0%	$1,017,029	$1,007,351	$921,164	$833,657
Excess Casualty
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
Primary Casualty
Primary Casualty includes the following underlying divisions:
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
Manufacturers and Contractors
Manufacturers and Contractors writes primary general liability coverage for a variety of classes, including manufacturers of consumer, commercial, and industrial products and general and trade contractors.
Specialty
Specialty includes the following underlying divisions:
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
Management Liability, a new underwriting division in 2023, writes primary and excess management liability coverage inclusive of directors & officers liability, employment practices liability, and fiduciary liability. The division underwrites a wide range of industries except for financial institutions and cryptocurrency firms. We write excess only for publicly traded risks and both primary and excess for privately held risks and not-for-profit risks.
Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions.
Excess Property
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties.
Coverage Limits and Retention
The General Casualty, Manufacturers and Contractors, Small Business, Commercial Auto, and Sports and Entertainment divisions write primary liability coverage at $1.0 million per occurrence limits, of which we retain $730,000 net per occurrence. The Excess Casualty division offers limits up to $10.0 million subject to a maximum of $2.4 million net per occurrence, and the remaining E&S divisions, with the exception of Management Liability, write both primary and excess liability coverage with limits typically between $1.0 million and $5.0 million, retaining between $730,000 and $2.2 million net per occurrence, respectively, but having the ability to offer policy limits up to $11.0 million per occurrence, of which we retain up to $3.6 million net. The Management Liability division also writes both primary and excess liability coverage with policy limits up to $10.0 million per coverage part, of which we retain up to $3.6 million net, but typically writes limits up to $5.0 million, retaining up to $2.3 million net per coverage. Allied Health, Medical Professionals, Management Liability, and Professional Liability division coverages are issued on a claims made and reported basis.
Excess Property writes shared and layered limits property risks providing limits in various layers above another carrier’s primary coverage layer for a variety of commercial line classes including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $50.0 million on a gross basis, and a maximum of $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $674,000 as of December 31, 2025. We retain up to the first $3.0 million in any one event or catastrophe.

The following table identifies the top producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2025 and the amount of gross written premium produced by such states for the years ended December 31, 2024, 2023, 2022 and 2021. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2025, 2024 and 2023. States aggregated within all other individually represent less than 3% of total segment gross written premium in each of the years presented.

	2025		2024		2023		2022	2021
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
Texas	$169,838	17.6%	$164,386	16.2%	$169,919	16.9%	$146,737	$128,312
Florida	169,655	17.6%	184,639	18.2%	176,730	17.5%	161,679	137,880
California	161,437	16.8%	171,029	16.8%	172,114	17.1%	157,519	147,677
New York	148,385	15.4%	151,768	14.9%	126,326	12.5%	112,189	101,820
Washington	21,901	2.3%	23,817	2.3%	23,104	2.3%	22,618	22,778
All other states	291,819	30.3%	321,390	31.6%	339,158	33.7%	320,422	295,190
Total	$963,035	100.0%	$1,017,029	100.0%	$1,007,351	100.0%	$921,164	$833,657
Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of authorized wholesale only E&S lines brokers we believe can consistently produce reasonable volumes of quality business. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2025, the segment had authorized close to 100 broker groups to submit applications to us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. The segment does not grant its brokers underwriting or claims authority. The segment does delegate limited authority under several programs underwritten by exclusive general agents as well as a growing but still limited number of general agents underwriting small-account commercial risks through our online contract binding portal.
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
Our Excess and Surplus Lines segment’s three largest brokers produced $689.4 million of gross written premiums for the year ended December 31, 2025, representing approximately 71.6% of the Excess and Surplus Lines segment’s gross written premiums and 58.8% of consolidated gross written premiums for 2025. The three largest brokers produced $338.8 million (Ryan Specialty Group), $221.2 million (Amwins Group), and $129.4 million (CRC Group) of gross written premiums for the year ended December 31, 2025, respectively, representing 28.9%, 18.9%, and 11.0% of consolidated gross written premiums and 35.2%, 23.0%, and 13.4% of the Excess and Surplus Lines segment’s gross written premiums for 2025, respectively.
The average commission paid to producers by the Excess and Surplus Lines segment was 17.4% and 17.5% of gross written premiums in 2025 and 2024, respectively.
Underwriting
Our Excess and Surplus Lines segment’s staff includes close to 200 individuals directly employed in underwriting policies as of December 31, 2025. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every five new quotes. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2025, we received approximately 353,000 submissions (new and renewal), quoted over 64,000 policies, and bound more than 25,000 policies.
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
Over 70 claims personnel with significant experience in the property-casualty industry support our Excess and Surplus Lines segment as of December 31, 2025.
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
Our claims staff also contribute to our underwriting operations through communication of claims information to our underwriters. Members of our Claims team participate on our forms committee, which reviews and develops all policy forms and exclusions, and are also members of the underwriting review committee.
The calendar year net loss ratios for the Excess and Surplus Lines segment for the years 2020-2025 were:

2020	76.7%
2021	106.2%
2022	65.9%
2023	68.9%
2024	87.6%
2025	64.0%
The calendar year loss ratio for 2025 reflects the cession of $51.4 million of losses and loss adjustment expenses to the E&S Top Up ADC that are not subject to deferral under retroactive reinsurance accounting since that ADC is not in a gain position at December 31, 2025. The calendar year loss ratio for 2024 was impacted by a $52.2 million reserve charge upon execution of the E&S ADC (as defined below) (consideration paid in excess of initial reserves) discussed below and $52.8 million of ceded premium recorded upon execution of the E&S Top Up ADC (as defined below). The calendar year loss ratios for 2020 and 2021 were impacted by adverse reserve development of $91.4 million and $200.1 million, respectively, in the commercial auto line of business that was primarily related to a former insured, Rasier. The loss ratios for 2022 and 2021 also include net catastrophe losses in the Excess Property line of business of $5.0 million related to Hurricane Ian in 2022 and $5.0 million related to Hurricane Ida in 2021.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $451.4 million, $459.3 million and $456.2 million as of December 31, 2025, 2024, and 2023, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. Additional adverse development of $35.0 million (net of the Company's 15% retention) recognized on the subject business of the E&S ADC in the year ended December 31, 2025 exhausted the remaining limit of the E&S ADC.
Adverse Development Cover
On November 11, 2024, Enstar Group Limited (“Enstar”), through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess and Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025.
Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprise our other insurance segment, Specialty Admitted Insurance. Falls Lake consists of Falls Lake National (an Ohio domiciled company, licensed in 49 states and the District of Columbia and registered as a surplus lines company in California), and its subsidiaries Stonewood Insurance (an Ohio domiciled company) and Falls Lake Fire and Casualty (a California domiciled company). The Specialty Admitted Insurance segment produced 17.9% of gross written premiums for the year ended December 31, 2025.
Fronting & Program Business
Fronting and program business written through selected MGAs, insurance carriers, and other producers, represented 100.0% of 2025 gross written premiums in this segment (99.0% in 2024, 90.9% in 2023). In our fronting business, we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). In a fronting arrangement, we give selected MGAs authority to act on our behalf to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. We retain a small percentage of the underwriting risk in our fronting business (<5% retention across in force programs). The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. We enter into these arrangements selectively with counterparties which have significant experience and market presence in specialty classes of property-casualty risk or automobile business. We only work with MGAs who permit us to actively engage with them through a combination of onsite and offsite resources to facilitate our real-time supervision of their work.

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
We are selective with fronting opportunities, focusing on low net retentions, placing strong, rated, reinsurance support, and close management of expenses. We currently retain less than 5% of gross premiums written on in force programs in this segment. The fronting and reinsurance markets are currently very competitive, and we have refined our underwriting appetite meaningfully over the last few years. We have also focused many of our strategic initiatives on our larger E&S segment. We have worked to reduce commercial auto exposure in 2025. Fee income for the segment was $13.4 million in 2025, $21.0 million in 2024, and $24.2 million in 2023. Our licensure and product filings position us to support this business throughout the United States. Because of the more limited capital allocation required to support it, we believe the fronting business can represent an efficient use of capital, and we continue to generate meaningful net investment income from the invested assets supporting our fronting business. The segment currently has four active programs. Our largest fronting relationship produced $73.0 million of gross written premiums in 2025, representing 6.2% of consolidated gross written premiums from continuing operations and 34.9% of the Specialty Admitted Insurance segment's gross written premiums, respectively.
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
Actions to Reduce Workers' Compensation Book
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers' Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The IRWC business, previously underwritten by our staff and generated by appointed agents in 13 states, produced 0.0% of 2025 gross written premiums in this segment (1.0% in 2024, 9.1% in 2023). The transaction included the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction, which closed on September 29, 2023, was aligned with our strategy to focus our resources on core businesses where we have meaningful scale. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income for the year ended December 31, 2023 representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
A few months earlier, in June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. Gross written premiums for the program were $(659,000), $21.3 million, and $96.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Purchase of Reinsurance
We routinely purchase reinsurance for our Excess and Surplus Lines and Specialty Admitted Insurance segments. The purchase of reinsurance reduces volatility by limiting our exposure to large losses and provides capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. Our companies remain legally responsible for the entire obligation to policyholders, irrespective of any reinsurance coverage we may purchase. Typically, we pay claims from our own funds and then seek reimbursement from the reinsurer. There is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations ceded by us under reinsurance treaties. The ability to collect on reinsurance is subject to many factors, including the solvency of the counterparty and their interpretation of contract language and other factors. As of December 31, 2025, we believe there are no ongoing disputes with any reinsurer that could materially impact the Company's financial position, and we are not aware of any credit quality issues with any of our reinsurers.

Purchased Property Reinsurance
Our focus on return on tangible common equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks ($38.9 million of direct written premiums in 2025). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment may retain up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $674,000. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our fronting and programs business.
In our Excess and Surplus Lines segment, we purchased a proportional quota share reinsurance treaty specifically designed to cover property risks. The proportional quota share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less. Additionally, we purchased catastrophe reinsurance of $22.0 million in excess of a $3.0 million retention for the group that is intended to cover the 1 in 1,000 year modeled aggregate PML on the segment’s excess property book. We buy such high limits because we believe the property catastrophe models are less accurate when applied to small books of business like ours than when applied to larger portfolios. Where the Specialty Admitted Insurance segment incurs incidental property risks in its fronting and program book of business, protection is also provided under the corporate $22.0 million in excess of $3.0 million catastrophe treaty. This is also intended to cover the 1 in 1,000 year modeled aggregate PML on any property exposures the Specialty Admitted Insurance segment assumes. We believe our pre-tax group-wide PML from a 1 in 1,000 year catastrophic event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable and net retentions.
Purchased Casualty Reinsurance
In our Excess and Surplus Lines segment, we purchase a casualty multiline reinsurance solution for all divisions that provides coverage through a proportional quota share treaty and companion excess of loss treaty. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. Our maximum net liability is $1.5 million of all policy limits up to $2.0 million per occurrence, and up to $3.6 million of all policy limits greater than $2.0 million per occurrence.
In our Specialty Admitted Insurance segment, for our fronting and program business, we generally purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $750,000 per occurrence. For individual risk workers' compensation, now in runoff, we purchased $29.5 million excess of $500,000 per occurrence.
For 2025, our top ten reinsurers represented 68.1% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of “A-” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2025:

Reinsurer	Reinsurance Recoverable as of December 31, 2025	A.M. Best Rating December 31, 2025
	(in thousands)
State National Insurance Company (including E&S ADC of $397.0 million)	$401,148	A
Swiss Reinsurance America Corporation	341,526	A+
Berkley Insurance Company	194,180	A+
Hannover Ruck SE	101,629	A+
Peak Reinsurance Company	97,222	A-
Motors Insurance Corporation	77,644	A
Cavello Bay Reinsurance Limited (E&S Top Up ADC)	51,394	A
American European Insurance Company	43,039	B-(1)
SiriusPoint America Insurance Company	37,084	A-
North Carolina Reinsurance Facility	35,300	Unrated(2)
Top 10 Total	1,380,166
Other	645,944
Total	$2,026,110

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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective parties' obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At December 31, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $41.3 million and Aleka's obligations under the Commercial Auto LPT was $19.9 million. At December 31, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $12.4 million.
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
Our Reserve Committee consists of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chief Actuary. Additionally, the presidents, chief financial officers, Chief Claims Officer and segment actuaries of each of our insurance segments participate in the Reserve Committee meetings for their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each segment actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet. The Company also engages an independent internationally recognized actuarial consulting firm to review the Company’s reserve estimates in the third and fourth quarters of each year. This independent actuarial consulting firm prepares its own estimate of the reserve for losses and loss adjustment expenses, and we compare their estimate to the reserve for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to corroborate the adequacy of our reserves.
The following table reflects our net favorable (adverse) reserve development by segment for our continuing operations during the calendar years 2025 to 2020 individually and in aggregate.

Segment	Excess and Surplus Lines		Specialty Admitted Insurance	Total
Calendar Year
2025	$5,011	(1)	$(3,462)	$1,549
2024	(76,686)	(2)	607	(76,079)
2023	(32,608)	(3)	972	(31,636)
2022	210		4,150	4,360
2021	(190,710)	(4)	2,500	(188,210)
2020	(59,437)	(5)	5,011	(54,426)
Cumulative Development	$(354,220)		$9,778	$(344,442)

(1)    The $5.0 million of net favorable development is net of $51.4 million ceded to the E&S Top Up ADC. The E&S Top Up ADC is not in a gain position, thus it is not subject to retroactive reinsurance accounting and there are no deferrals related to the E&S Top Up ADC in 2025. Accordingly, all cessions to the E&S Top Up ADC in 2025 reduce net incurred losses and loss adjustment expenses. Additionally, the net favorable development excludes $27.2 million of adverse development ceded to the Commercial Auto LPT and E&S ADC that was deferred under retroactive reinsurance accounting. The $27.2 million is included in net incurred losses and loss adjustment expenses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
(2)    Includes a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves).
(3)    Includes adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021.
(4)    Includes $200.1 million of adverse development in the commercial auto line of business that was primarily related to the 2019 and prior contract years with Rasier, partially offset by $9.4 million of favorable development from other divisions.
(5)    Includes $91.4 million of adverse development in the commercial auto line of business that was primarily related to the 2018 and prior contract years with Rasier, partially offset by $32.0 million of favorable development from other divisions.

Among the indicators of reserve strength that we monitor is the amount of IBNR reserves held on our balance sheet for claims that have been incurred but not yet reported. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2025. The percentage that IBNR represents of total gross reserves at December 31, 2025 is 75.9%.

	Gross Reserves at December 31, 2025
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$1,927,625	$2,348,826	82.1%
Specialty Admitted Insurance	424,183	750,592	56.5%
Total	$2,351,808	$3,099,418	75.9%
The table below sets forth our IBNR, total net reserves (prior to the $1.6 million allowance for credit losses on reinsurance recoverables) and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2025. The percentage that IBNR represents of total net reserves at December 31, 2025 is 73.5%.

	Net Reserves at December 31, 2025
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$715,873	$948,482	75.5%
Specialty Admitted Insurance	71,977	123,217	58.4%
Total	$787,850	$1,071,699	73.5%
A significant portion of reported claims from prior policy years were closed at December 31, 2025 as shown below:

Percentage of Claims Closed at December 31, 2025
Policy Year	Excess and Surplus Lines Segment Excluding Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2020	82.1%	98.9%	99.3%	97.2%
2021	87.1%	98.5%	99.3%	96.0%
2022	80.5%	90.1%	98.0%	93.2%
2023	70.4%	83.6%	93.7%	90.2%
2024	58.5%	73.6%	Not Applicable	87.5%
Investment Strategy
Our investment strategy seeks to generate stable investment income and contributions to growth in tangible common equity, while providing sufficient liquidity to meet our claims and other obligations. We attempt to generate better than market average risk-adjusted returns in our investment portfolio by taking measured risks based upon detailed knowledge of certain niche asset classes. While we are willing to make investments in non-traditional types of investments, we avoid risks that we do not understand well, as well as structures or situations we think could cause substantial loss of capital. Our investment portfolio is managed by third party, independent investment managers.
The majority of our investment portfolio is invested in investment grade fixed income securities. This portfolio provides predictable income with low risk of principal loss and strong liquidity. We seek to augment our overall return and income by investing in bank loans, private credit via investment grade rated note structures, and other higher yielding assets, including equity securities and other private investments. We designed these strategies to improve our investment return, and we are focused on opportunistic investing in areas where we believe our management has expertise or an appropriate understanding of the risk and return of the investment.
Our strategy is designed to earn higher returns than an investment grade fixed income approach alone while maintaining a high average portfolio credit rating and investing in asset classes and allocations that are consistent with the insurance regulatory and rating agency framework within which we operate. We have generally managed our overall portfolio to a duration of 3 to 6 years. At December 31, 2025, the average duration of our total invested assets and cash, excluding restricted cash, was 3.5 years.

A summary of our cash and invested assets, excluding restricted cash equivalents, at December 31, 2025 is as follows:

	December 31, 2025
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Fixed maturity and preferred stock	$1,513,113	$1,475,375	$1,475,375	4.1%	75.4%
Bank loan participations	159,272	155,138	155,138	8.1%	7.9%
Common stock	2,553	2,491	2,491	NA	0.1%
Other invested assets	64,152	64,152	64,152	NA	3.3%
Total invested assets			1,697,156		86.7%
Cash and cash equivalents			260,941		13.3%
Total invested assets and cash			$1,958,097		100.0%
Fixed maturity and preferred stock investments primarily consist of investment grade fixed income and preferred stock securities, which make up 75.4% of total invested assets and cash. Our objective with fixed maturity and preferred stock investments is to earn attractive risk-adjusted returns with a low risk of loss of principal, while earning attractive income.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2025 and floating interest rates based on spreads over SOFR. We believe bank loans are an attractive asset class because (1) the loans are generally senior secured, (2) the asset class has a history of relatively high recovery rates in the event of default, (3) the portfolio provides an attractive yield, (4) the maturities of the loans are relatively short (average of approximately 5 years), and (5) floating-rate loans mitigate the risk of loss in the event of rising interest rates. We invest in this asset class by owning a diversified portfolio of individual loan participations that are carried at fair market value. As of December 31, 2025, bank loans totaled 7.9% of total invested assets and cash.
Other Invested Assets
We make selective investments in private debt or equity securities in areas where we see opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2025, we held ten private investments with a total carrying value of $64.2 million. Our portfolio consists of investments in structured private credit primarily through investment grade rated notes, wind and solar energy, loans of middle market private equity sponsored companies, asset management firms and other investments. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Our other invested asset strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio. As of December 31, 2025, other invested assets totaled 3.3% of total invested assets and cash.
Our total invested assets and cash totaled $1,958.1 million as of December 31, 2025. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2025 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration for our total invested assets and cash, excluding restricted cash, of 3.5 years at December 31, 2025. Based on the current duration of 3.5 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio, excluding other invested assets and cash, of approximately $57.2 million.
Insurance Cycle Management and Growth
The insurance business is cyclical in nature, with “hard” and “soft” cycles. When underwriters exercise restraint, insurance buyers are forced to pay more to induce underwriters to cover their risks. A hard market can also be created by economic expansions when capital committed to backing insurance policies does not grow as fast as the demand for insurance.
The table below shows the changes in gross written premiums we have experienced in our operating segments from 2023 through 2025.

	2025		2024		2023
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$963,035	(5.3)%	$1,017,029	1.0%	$1,007,351	9.4%
Specialty Admitted Insurance	209,284	(49.5)%	414,743	(17.3)%	501,309	2.3%
Total	$1,172,319	(18.1)%	$1,431,772	(5.1)%	$1,508,660	6.9%
In years prior to those presented, the business written by our operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and revenue stream. In 2025, markets were increasingly competitive and the Company focused on gaining smaller accounts while pulling away from certain larger accounts that were no longer within our underwriting appetite, contributing to a 5.3% decline in gross written premiums for this segment in 2025 compared to 2024. Prior to 2025, we had been growing this business and achieving increasing or stable rates. While the Company continued to achieve renewal rate increases in 2025, the market for most lines of commercial insurance has showed signs of softening in recent quarters.
Traditionally, admitted insurance lines have been very susceptible to market cycles. We seek to isolate ourselves from these trends in our Specialty Admitted Insurance segment by refining our underwriting appetite, by prudently purchasing reinsurance and by being willing to dramatically reduce our writings when market conditions warrant. The decline in gross written premiums in 2025 reflects this approach. The fronting market has seen a significant increase in competition, putting pressure on reinsurance terms and conditions and net retentions, causing us to be selective with fronting opportunities. During 2025, we worked to reduce commercial auto exposure in our fronting book, and we are focused on managing expenses for the segment.
A material portion of the profitability we seek to achieve from our fronting business has come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions.
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
U.S. Insurance Regulation
State Regulation
Our U.S. insurance subsidiaries are subject to extensive regulation and supervision by their state of domicile, as well as those states in which they do business. We currently have five U.S. insurance subsidiaries domiciled in two states, Ohio and California. The purpose of state insurance regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of shareholders. The insurance laws of the various states establish regulatory authorities with broad administrative powers, including the power to grant or revoke operating licenses and to regulate corporate governance, trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, dividend limitations, cancellation and non-renewal of policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders. In addition, in the United States, the National Association of Insurance Commissioners (“NAIC”) is a standard-setting and regulatory support organization. Among other things, the NAIC develops and recommends adoption of model insurance laws and regulations. Model laws and regulations promulgated by the NAIC become effective in a state only once formally adopted, and may be modified by each state. Many of the NAIC’s model laws and regulations have been adopted by the insurance regulators in our insurance companies’ states of domicile, as well as the other states in which they do business.
State laws governing insurance holding companies and insurance companies require an insurance holding company and their insurance subsidiaries to register with the insurance department authority, to file certain reports disclosing information, including but not limited to capital structure, ownership, management, and financial condition. Such holding company laws also impose standards and notice and approval requirements on certain transactions between an insurance company and its affiliates, which include, among other requirements, that all transactions be fair and reasonable, that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between an insurance company and its affiliates include transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance companies and certain other material transactions and modifications to such transactions.
In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments were designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. They include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Each of California and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, require this enterprise risk report. Also in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”) which has been adopted by almost all states, including California and Ohio, and requires an insurance holding company system’s Chief Risk Officer to submit at least annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment, appropriate to the nature, scale and complexity of an insurer, of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.
As a holding company with no significant business operations of its own, the Company depends on dividends from its subsidiaries to meet its obligations. As noted above, the payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval or non-disapproval. In Ohio, the domiciliary state of James River Insurance, James River Casualty, Stonewood Insurance and Falls Lake National, and in California, the domiciliary state of Falls Lake Fire and Casualty, the limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year. In addition, in both Ohio and California, dividends may only be paid out of the earned surplus of each of the companies without obtaining regulatory approvals. Further, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula.
The insurance holding company laws and regulations of the states in which our insurance companies are domiciled also generally require that before a person can acquire direct or indirect control of an insurer domiciled in the state, and in some cases prior to divesting its control of an insurer domiciled in the state, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. These laws discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10 percent or more of the voting securities of that insurer. Indirect ownership of an insurer includes ownership of the Company’s common stock.
Our insurance subsidiaries are required to file quarterly and annual reports with the insurance regulator in its state of domicile and with the NAIC based on applicable statutory regulations, which differ from U.S. generally accepted accounting principles. Their business and accounts are subject to examination by such regulators at any time.
The NAIC has also undertaken an effort to determine whether additional standards and disclosures are required in connection with certain investments of U.S. insurance companies, particularly in the case of related party investments, structured securities and other complex assets.
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property-casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. In recent years, the NAIC has adopted, or is considering adopting, several changes impacting how RBC is calculated, including initiatives aimed at a comprehensive review of the RBC investment framework, as well as using modeling methodology to determine RBC charges for structured securities. The NAIC’s work is ongoing and could result in changes to RBC requirements and calculations in the future. At December 31, 2025, our U.S.-based. insurance subsidiaries had total adjusted statutory capital of $789.5 million.
Under state insurance guaranty fund laws, insurance companies doing business in a state on an admitted basis can be assessed for certain obligations of insolvent insurance companies to such insolvent companies’ policyholders and claimants. Maximum assessments allowed in any one year generally vary between one percent and two percent of annual premiums written in that state, but it is possible that caps on such assessments could be raised if there are numerous or large insolvencies. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liabilities.
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
In response to the growing threat of cyber-attacks in the insurance industry, numerous jurisdictions have introduced new cybersecurity measures, including the adoption of cybersecurity laws and regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. In October 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Most states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. This includes the New York State Department of Financial Services’ Part 500 Cybersecurity Regulation, which includes additional certification obligations, enhanced governments requirements, audit requirements, technology and business continuity requirements and cyber event notification obligations. Further, several states have enacted privacy laws requiring specific disclosures regarding privacy practices and granting certain rights to consumers with respect to the use by companies of their personally identifiable information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which imposes significant privacy obligations on businesses handling data related to California residents, subject to certain exceptions, including an exception for personal information collected pursuant to the Gramm-Leach Bliley Act, and the California Privacy Rights Act, which amends the CCPA to create additional privacy rights and obligations in California. There has also been proposed privacy legislation at the federal level.

In addition, as the insurance industry is experiencing an increased reliance on the use of artificial intelligence technologies, specifically in the areas of underwriting, claims processing and customer service, there have been increases in regulatory scrutiny on such techniques. Certain state and federal lawmakers, insurance regulators and advisory groups are developing or have developed regulations or guidance applicable to insurance companies that use artificial intelligence and “big data” techniques in their operations. For example, the NAIC adopted a model bulletin on Use of Artificial Intelligence Systems by Insurers in December 2023, which has been adopted by a number of states.
Federal Regulation
The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the U.S. federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law in 2010, established the Federal Insurance Office (“FIO”) to serve as the central insurance authority in the federal government. While not serving a regulatory function, FIO performs certain duties related to the business of insurance, represents the U.S. in international insurance forums, and has authority to collect information on the insurance industry and recommend prudential standards. Additionally, the Dodd-Frank Act streamlined E&S placements, the payment of E&S taxes, the regulation of credit for reinsurance, and simplified the process for insurers to become an eligible E&S insurer in the United States. In addition, legislation has been introduced from time to time that, if enacted, could result in the U.S. federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly impact the insurance industry and us.
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
Geographic Information
For each of the years ended December 31, 2025, 2024 and 2023, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees and Human Capital Resources
We believe that by understanding and leveraging the different dimensions of diversity in our workforce, we drive empowerment, collaboration and innovation needed to be a leader in our industry. As of December 31, 2025, we had 578 employees located in the United States and Bermuda, all but two classified as full-time.
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
We continue to support a hybrid work model, one that offers our employees a flexible work environment that fosters in-person connection and collaboration and best supports our success as a company. We believe in-office work strengthens our professional relationships and boosts employee training and development opportunities. We also understand that remote work offers benefits related to individual focus and time management. Hybrid work allows our company to thrive, balancing employee autonomy and satisfaction while preserving essential team communication and connection.

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
We value the opinions and perspectives of our employees and use the feedback we receive throughout the year to help develop many of our company programs, policies, and benefits. We conduct an annual engagement survey to assess how motivated and engaged our employees are to perform their best each day. New hire feedback is collected over the first six months of employment, which allows us to reflect upon and improve aspects of our recruitment, onboarding, and training processes. In addition to the formal surveys, we collect valuable input through our Employee Engagement Committee and pulse surveys where employees may express their feedback regarding any aspect of their employment with our company.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is https://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, https://jrvrgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to us at James River Group Holdings, Inc., 1414 Raleigh Road, Suite 405, Chapel Hill, North Carolina 27517. The information on our web site is not a part of this Annual Report.

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
Summary
Risks Related to Our Business and Industry
•Reserving for losses and loss adjustment expenses is an inherently uncertain process, and our actual incurred losses and loss adjustment expenses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
•Our risk management is based on estimates and judgments that are subject to significant uncertainties.
•A decline in our financial strength rating may result in a reduction of new or renewal business and a default under our credit facility.
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
•We have primary liability on our insurance policies for losses, even if reinsurance counterparties or insurance companies fail to make any contractually obligated payments with respect to such loss, or if we do not receive indemnification payments pursuant to an arrangement we have with a former customer.
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
•Our credit agreement contains financial and other covenants, the breach of any of which could result in acceleration of payment of amounts due under our credit facility.
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
Risks Related to Taxation
•The Domestication may adversely impact our effective tax rate.
•Changes in U.S. tax laws (including associated regulations) and the interpretation of certain provisions applicable to insurance businesses with U.S. operations, which may be retroactive, could have a significant impact on the Company and persons who own our shares.
•The Company, prior to the Domestication, James River Group Holdings UK Limited (“James River UK”), prior to its dissolution, and JRG Re, prior to its disposition, may have been subject to U.S. federal income taxation and our non-U.K. companies may have been subject to U.K. taxation, which may have a material adverse effect on our operating results.
Risks Related to Ownership of Our Common Stock
•Litigation and legal proceedings against us or our subsidiaries could have a material adverse effect on our business, financial condition and/or results of operations.
•Failure to maintain effective internal controls may result in material misstatements in our financial reporting and/or cause us to fail to meet our periodic reporting obligations.
•The holder of the Series A Convertible Preferred Shares (the “Series A Preferred Shares”) holds 9.9% of our aggregate voting power and may have significant influence over matters requiring shareholder approval, and additionally, any sales of a significant number of common stock by the holder may have an adverse effect on our share price.
•The conversion of the Series A Preferred Shares into common stock would dilute the ownership of common shareholders and may adversely affect the market price of our common stock.
•The amount of dividends that we may pay to our common shareholders is subject to restriction pursuant to the terms of the Series A Preferred Shares and our Credit Agreement, and we cannot assure you that we will declare or pay dividends on our common stock in the future.
•There are regulatory limitations on the ownership and transfer of our common stock.
General Risk Factors
•We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations.
•The use or anticipated use of AI technologies may increase or create new operational risks.
•Our operating results have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.
Risks Related to Our Business and Industry
Reserving for losses and loss adjustment expenses is an inherently uncertain process, and our actual incurred losses and loss adjustment expenses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
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
In the insurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, in our Excess and

Surplus Lines segment, we experienced adverse development net of reinsurance on the reserves for losses and loss adjustment expenses of: $76.7 million for the calendar year ended December 31, 2024, including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $32.6 million for the calendar year ended December 31, 2023, with adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021. We also previously experienced significant adverse development in our commercial auto business in our Excess and Surplus Lines segment, including $200.1 million for the calendar year ended December 31, 2021, and in our former casualty reinsurance segment, which we disposed of on April 16, 2024.
We cannot assure you that we will not have further adverse development in our business.
The uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses include:
•    When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 96% of our Excess and Surplus Lines net casualty loss reserves are associated with “occurrence form” policies at December 31, 2025. Additionally, in some cases the loss can exceed the policy limits contracted.
•    Even when a claim is received (irrespective of whether the policy is a “claims made” or “occurrence” basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.
•    New theories of liability are enforced retroactively from time to time by courts. See the Risk Factor “The effect of emerging claim and coverage issues on our business is uncertain” risk factor herein.
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
•    We occasionally enter new lines of insurance, and as a consequence, we sometimes have to make estimates of future losses for risk classes with which we do not have a great deal of our own historical loss experience. This lack of loss experience may contribute to making errors of judgment when establishing reserves.
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
A decline in our financial strength rating may result in a reduction of new or renewal business and a default under our credit facility.
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
Factors such as business revenue, political and economic conditions, the volatility and strength of the capital markets, inflation and pandemics can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage, self-insure their risks, or not renew with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments, or not pay premiums on our policies when due. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
We underwrite a significant portion of our insurance in Texas, Florida, California, and New York. Any economic downturn or reduced business activities in any such state, or other states where we conduct business, could have a material adverse effect on our financial condition and results of operations.
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
We distribute our products through a select group of brokers and agents. In 2025:
•    the Excess and Surplus Lines segment conducted business with three brokers that produced an aggregate of $689.4 million in gross written premiums, or 71.6% of that segment’s gross written premiums for the year; and
•    the Specialty Admitted Insurance segment conducted business with five agencies that produced $174.8 million in gross written premiums, representing 83.5% of that segment’s gross written premiums for the year.
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
Our largest customers are a risk purchasing group in the Excess and Surplus Lines segment and an agent in the Specialty Admitted Insurance segment. This same Specialty Admitted Insurance segment agent was our largest customer in 2024 and 2023, accounting for approximately $175.7 million (12.3%) and $163.1 million (10.8%) of our consolidated gross written premium from continuing operations in the respective years. No customer generated 10.0% or more of consolidated gross written premiums from continuing operations in 2025, and no customer other than the Specialty Admitted Insurance segment agent referenced above generated 10% or more of consolidated gross written premiums from continuing operations in 2024 or 2023. In 2024 this Specialty Admitted Insurance segment agent gave notice of its decision to non-renew its remaining programs, and in connection therewith the last program terminated in mid-2025.
The loss or termination of our relationship with our customers, or a material reduction in business with any such party, could materially adversely affect our rate of growth, results of operations and financial condition.
We may be unable to obtain reinsurance coverage at reasonable prices or on terms that provide us adequate protection.
We purchase reinsurance in many of our lines of business to help manage our exposure to insurance risks that we underwrite and to reduce volatility in our results.
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
Many reinsurance companies exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, and more exclusions, limiting the protection provided under the reinsurance contract. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Item 1. Business — Purchase of Reinsurance.”
In addition to the traditional prospective reinsurance described above, we have purchased retroactive reinsurance in the form of loss portfolio transfers and adverse development covers on certain books of our business. This retroactive reinsurance may prove to be inadequate to cover the adverse loss development on the subject business. In particular, the ES Top Up ADC purchased in 2024 has a $75 million limit, $23.6 million of which remains available as of December 31, 2025.
We are subject to credit risk with regard to our reinsurance counterparties, insurance companies and an indemnification arrangement we have with a former customer.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2025, reinsurance recoverables on unpaid losses from our three largest reinsurers was $936.9 million in the aggregate and represented 46.2% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2025 was $60.0 million in the aggregate, or 29.4% of the total balance of prepaid reinsurance premiums. In addition to reinsurance purchased to manage our prospective business, we have three retroactive reinsurance arrangements on legacy books of business in the Excess & Surplus Lines segment: the first, a loss portfolio transfer reinsurance transaction on our legacy commercial auto lines business (the “Commercial Auto LPT”); the second, a combined loss portfolio transfer and adverse development cover reinsurance contract entered into in July 2024 on our Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned 2010-2023, excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “casualty subject business”) (the “E&S ADC”); and the third, an adverse development cover reinsurance contract entered into in November 2024 also covering the casualty subject business (the “E&S Top Up ADC”). At December 31, 2025, reinsurance recoverables on the Commercial

Auto LPT were $12.4 million, reinsurance recoverables on the E&S ADC were $397.0 million, and reinsurance recoverables on the E&S Top Up ADC were $51.4 million.
Estimating reinsurance recoverables on unpaid losses is inherently uncertain and our reinsurance may ultimately be less than our estimates. At December 31, 2025, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of “A-” (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds held in trust accounts, or represent recoverables from a state residual market for automobile insurance, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance. See also “Item 1. Business — Business Segments — Specialty Admitted Insurance Segment — Fronting & Program Business.” Reinsurers or fronting partners may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer or fronting partner to pay us does not lessen our contractual obligations to insureds. If a reinsurer or fronting partner fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes regarding reinsurance contracts, indemnification arrangements and related agreements could be time-consuming, costly and uncertain of success.
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
Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:
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
In addition to charging profitable rates on the insurance policies we issue, we also must be able to collect the premiums (including audit premiums), deductibles, and self-insured retentions that our insureds agreed to pay at the inception of their policies, and we may not always be able to obtain collateral from our insureds to manage this collection risk. The inability or refusal of our insureds to pay the amounts owed by them pursuant to their policies undermines our goal of underwriting risk accurately and charging competitive yet profitable rates, and could adversely affect our results of operations and our profitability.
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
•    Technological Advancements Leading to Changes in Insured’s Business Model — The rapid adoption of technology has caused the continued evolution of business models and fundamental changes in consumer and human behavior leading to unintended and unanticipated expansions in exposure. One such recent example of this phenomenon is claims arising out of the use of personal property in commercial transactions related to the so-called “sharing economy.”
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
Our primary market risk exposures are to changes in interest rates and equity prices. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” A decline in interest rates reduces the return available on short-term investments and new fixed maturity investments (including those purchased for re-investment), thereby negatively impacting our net investment income on a going forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. During 2023, with signs of inflation easing and optimism about future Federal Reserve interest rate cuts, the fair values of our fixed maturity securities recovered some of the unrealized losses experienced in 2022 due to increases in interest rates that year. Unrealized gains of $99.3 million were recognized in other comprehensive income for the year ended December 31, 2023. In 2024, interest rates rose moderately and $6.3 million of unrealized losses were recognized in other comprehensive loss for the year ended December 31, 2024. Investment income decreased in 2025 by $9.6 million or 10.4% from the prior year and $35.3 million of unrealized gains were recognized in other comprehensive income for the year ended December 31, 2025 principally due to a lower interest rate environment in 2025 which impacted yields across several areas of the portfolio. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-

backed and asset-backed securities carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. In addition, individual securities in our fixed income securities portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.
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
We hold investments in bank loans, which comprise 7.9% of the carrying value of our cash and invested assets (excluding restricted cash equivalents) as of December 31, 2025. Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2025, the fair value of our investments in bank loans was $155.1 million.
As of December 31, 2025, we held equity investments of $7.3 million in non-public limited liability companies that have invested in renewable energy investments. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time. Changes in renewable energy policies in the current administration have increased the risks of these investments.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $56.9 million at December 31, 2025. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
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
Certain legislation proposing greater regulation of the insurance industry is periodically considered by governing bodies of some jurisdictions as well as the U.S. federal government. Significant market disruptions or industry changes, such as the growing amount of capital allocated to alternative asset management, may increase the likelihood that increased regulation of the industry is mandated.
Our business could be materially adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and RBC requirements and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals from time to time for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the U.S. federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform and corporate governance. In addition, legislation has been introduced from time to time that, if enacted, could result in the U.S. federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect that any such developments could have on our business, financial condition or results of operations.

Additionally, the regulatory environment surrounding information security and data privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients and employees, and these requirements are constantly evolving and developing. The NAIC adopted an Insurance Data Security Model Law on October 24, 2017, which requires licensed insurance entities to comply with detailed information security requirements. Most states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. This includes the New York State Department of Financial Services’ Part 500 Cybersecurity Regulation, which includes additional certification obligations, enhanced governance requirements, audit requirements, technology and business continuity requirements and cyber event notification obligations. Further, several states have enacted privacy laws requiring specific disclosures regarding privacy practices and granting certain rights to consumers with respect to the use by companies of their personally identifiable information. There has also been proposed privacy legislation at the federal level. New privacy laws and information security laws, especially if inconsistent between regulators or with existing laws and regulations, may impose compliance costs, and ambiguities surrounding their applicability and interpretation may increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as class action litigation and reputational harm. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.
In addition, as the insurance industry is experiencing an increased reliance on the use of artificial intelligence technologies, specifically in the areas of underwriting, claims processing and customer service, there have been increases in regulatory scrutiny on such techniques. As a result, regulatory authorities may seek to impose stricter requirements on transparency, explainability and non-discriminatory decision-making. Certain state and federal lawmakers, insurance regulators and advisory groups are developing or have developed regulations or guidance applicable to insurance companies that use artificial intelligence and “big data” techniques in their operations. For example, the NAIC adopted a model bulletin on Use of Artificial Intelligence Systems by Insurers in December 2023, which has been adopted by a number of states. Compliance with such laws, regulations and guidance could necessitate changes to our models, increase operational costs or limit the deployment of certain automated processes. Failure to adequately address the regulations could result in enforcement actions, fines and reputational harm and could potentially have an adverse impact on our business, financial condition or results of operations.
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
Our insurance subsidiaries are subject to extensive regulation and supervision, primarily by California (the domiciliary state for Falls Lake Fire and Casualty), Ohio (the domiciliary state for James River Insurance, James River Casualty, Stonewood Insurance and Falls Lake National), and to a lesser degree, the other jurisdictions in the United States in which we operate. In the United States, the NAIC is a standard-setting and regulatory support organization. Among other things, the NAIC develops and recommends adoption of model insurance laws and regulations. Model laws and regulations promulgated by the NAIC become effective in a state only once formally adopted, and may be modified by each state. Certain of these model laws and regulations, including as adopted by our state insurance regulators, are noted below. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency, receipt of reinsurance credit, accounting principles, governance and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws or interpretations thereof may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our financial condition or operations. Further, the Company and its employees or agents acting on the Company’s behalf, may not be in full compliance with all existing applicable laws and regulations or their interpretation by the relevant authorities and, given the complex nature of the risks, it may not always be possible for the Company to ascertain compliance with such laws and regulations.
State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives, and may reveal deficiencies in our insurance operations or non-compliance with regulatory requirements. Further, regulatory examinations may develop into administrative, civil or criminal proceedings, or enforcements actions, in which remedies could include fines, penalties, restitution, remedial actions, enhanced supervision or alterations in our business practices, and could result in additional expenses and reputational damages. Failure by any of our insurance subsidiaries to comply with applicable regulations could also result in a requirement for that subsidiary to cease writing business.
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
The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as “RBC”, that many states have adopted. This system establishes the minimum amount of RBC necessary for an insurer to support its overall business operations. It identifies property-casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including remedial actions, supervision, rehabilitation or liquidation. Failure to maintain adequate RBC at the required levels could materially adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. Further, the application and methods of calculating RBC are subject to change. In recent years, the NAIC has adopted, or is considering adopting, several changes impacting how RBC is calculated, including initiatives aimed at a comprehensive review of the RBC investment framework, as well as using modeling methodology to determine RBC charges for structured securities. The NAIC’s work is ongoing and could result in changes to RBC requirements and calculations in the future, which could affect our capital planning, investment strategies and reporting obligations. The ultimate impact on solvency position from any future material changes cannot be determined at this time. For additional information, see “Item 1. Business — U.S. Insurance Regulation — State Regulation.”
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
U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. As discussed under “Item 1. Business — U.S. Insurance Regulation — Federal Regulation,” the Terrorism Acts require commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2027 to help cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act.

We, or agents we have appointed, may act based on inaccurate or incomplete information regarding the accounts we underwrite, or such agents may exceed their authority or commit fraud when binding policies on our behalf.
We, and our agents who have the ability to bind our policies, rely on information provided by insureds or their representatives when underwriting insurance policies. While we or our agents may make inquiries to validate or supplement the information provided, underwriting decisions may be based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our or our agents' reliance on inadequate or inaccurate information.
In addition, in the Specialty Admitted Insurance segment, our general agents have the authority to bind policies on our behalf within prescribed underwriting guidelines, and third party administrators manage and pay claims on our behalf and advise us with respect to case reserves. If any such agents exceed their authority, breach their obligations to us, fail to maintain proper licenses, have weak internal controls, or engage in fraudulent activities, our reputation could suffer, we may experience regulatory intervention, or our financial condition and results of operations could be materially adversely affected. Although we are continually monitoring these agents and administrators, our monitoring efforts may not be adequate.
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
As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, claims professionals, and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue, claims management decisions, and other decisions. Although we assign underwriting authorities and employ controls and procedures designed to monitor employees’ business decisions and prevent us from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.
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
•    satisfy guarantee bond requirements that may be imposed by our regulators;
•    meet rating agency or regulatory capital requirements; or
•    respond to competitive pressures.
Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute shareholders’ ownership interest in the Company and would likely cause the value of our shares to decline. For example, in May 2021, we raised $192.1 million in equity capital (the “May Equity Offering”) to protect our balance sheet after experiencing $170.0 million of adverse development on our commercial auto business in the first quarter of 2021 almost entirely related to a previously canceled account that has been in run-off since 2019. In the May Equity Offering, we announced the offering of 6,497,500 shares at $31.00 per share the day after our shares had a closing market price equal to $46.50. Also, on March 1, 2022 we issued 150,000 Series A Preferred Shares for an aggregate purchase price of $150 million, primarily to protect our balance sheet after experiencing $115.0 million of adverse reserve development in our former casualty reinsurance segment in the fourth quarter of 2021. The Series A Preferred Shares, among other things, have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company before any payment may be made to holders of any other class or series of capital shares, pay dividends to the security holders at the initial rate of 7% of their liquidation preference of $1,000 per share per annum, include restrictions that may limit our ability to pay dividends to common shareholders and may not be redeemed at our election. See the Risk Factors “The Series A Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common shareholders, which could adversely affect our liquidity and financial condition” and “The amount of dividends that we may pay to our common shareholders is subject to restrictions pursuant to the terms of the Series A Preferred Shares and our Credit Agreement, and we cannot assure you that we will declare or pay dividends on our common stock in the future.”
Additionally, on November 11, 2024 we entered into (i) an amendment of the investment agreement with the holder of the Series A Preferred Shares, which provided for the conversion of 37,500 Series A Preferred Shares, having a liquidation value of $37.5 million, into common shares, and (ii) a subscription agreement to issue common shares with a value of $12.5 million. The price per share utilized for the share issuances pursuant to these two agreements was $6.40, resulting in the issuance of 7,812,500 common shares in the aggregate. The closing price of our common shares on November 11, 2024, the last completed trading day prior to our announcement of the share issuances was $6.62 per share. We also announced on November 11, 2024 that our quarterly dividend would be reduced to $0.01 per common shares from the $0.05 per common share that we had paid since March 2022.
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
As of December 31, 2025, we had an outstanding unsecured balance of approximately $210.8 million in the aggregate under our Credit Agreement dated June 12, 2025, which provides for a $212.5 million unsecured revolving credit facility (the “Credit Agreement”). The Credit Agreement contains certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount, a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1 and minimum RBC ratio levels at James River Insurance. The agreement contains other covenants which, among other things, require ongoing compliance with applicable insurance regulations, require each of our regulated insurance subsidiaries to maintain ratings from A.M. Best not lower than an A- and limits the payment of dividends on our Series A Preferred Shares and shares of common stock to an aggregate of $20 million per annum. Breaches of any of the covenants could result in acceleration of our obligations to repay our outstanding indebtedness under the Credit Agreement if we are unable to obtain a waiver or amendment from our lender, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.

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
We use third-party claims administrators and contract employees to administer claims subject to the supervision of our employed staff for some lines of business and programs we manage. It is possible that these contract employees and third-party claims administrators may achieve less desirable results on claims than is the case for our internal staff, which could result in significantly higher losses and loss adjustment expenses in those lines of business.
Risks Related to Taxation
Our Corporate Effective Tax Rate may increase as a result of the Domestication.
Following the Domestication, we are subject to U.S. tax on our income and capital gains and the combined effective tax rate with respect to us and our direct and indirect subsidiaries (the “Effective Tax Rate”) may change significantly, which could materially impact our financial results, including our earnings and cash flow, and reduce the amount of cash available for dividends for periods after the Domestication. The Effective Tax Rate, which fluctuates significantly from period to period, is based upon the application of currently applicable income tax laws and regulations, as well as current judicial and administrative interpretations of these income tax laws and regulations, in various jurisdictions, including many other than the jurisdiction where we are organized and domiciled.
The highest statutory corporate tax rate for U.S. federal income tax purposes is currently 21%. The Effective Tax Rate for purposes of financial reporting may, however, vary significantly from the statutory rates under which we operate (including the U.S. statutory rate that would apply after the Domestication) because of, among other things, temporary differences in the recognition of income and expense for U.S. GAAP and tax purposes. We are unable to predict with certainty the impact of the Domestication on the Effective Tax Rate going forward. In addition, the tax laws of the United States and other jurisdictions could change in the future, and those changes could cause a material increase in our Effective Tax Rate at a later date as well.
Our ability to utilize certain U.S. federal income tax attributes may be limited.
The Company’s consolidated balance sheet as of December 31, 2025 includes net deferred tax assets of $64.9 million, which includes a one-time tax benefit to the Company arising from the Domestication of $14.1 million. The ability of the Company to utilize its deferred tax assets for U.S. federal income tax purposes is subject to a number of limitations. Under current U.S. tax law, the tax attributes that resulted in the one-time tax benefit from the Domestication may be carried forward indefinitely. As a result, the Company believes that it is more likely than not that it will generate sufficient income to utilize such tax attributes in full. However, the Company’s ability to utilize such tax attributes at the level reflected on its balance sheet may be limited by a failure by the Company to generate sufficient income or execute tax planning strategies, a change in tax law, a challenge by a taxing authority, or otherwise.
Changes in tax law may have a significant impact on the Company.
In recent years, the Organization for Economic Co-operation and Development (“OECD”), with the support of the G20, has developed proposals to address perceived base erosion and profit shifting (“BEPS”). BEPS generally refers to tax planning strategies that exploit gaps and mismatches in tax rules to artificially shift profits to locations with low or no tax and little or no economic activity, for the purpose of reducing a multinational group’s aggregate tax liability. Prior to the Domestication, we were a multinational group. In 2021, the OECD/G20 Inclusive Framework on BEPS published a statement updating and finalizing the key components of a “two pillar” plan for global tax reform, as agreed among a number of countries across the globe. Pillar I addresses tax nexus and the allocation of profits for tax purposes. Under Pillar II, a global minimum tax at the rate of 15% would be imposed on certain companies whose revenues exceed a threshold. In December 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and in February 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 (Pillars I and II) signatory jurisdictions. Under the European Union’s minimum tax directive, member states are to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” to take effect for periods beginning on or after December 31, 2024. Legislatures in multiple countries outside of the European Union have also drafted legislation to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which we and our affiliates did business prior to the

Domestication could change, including on a prospective or retroactive basis, and any such changes, including the adoption of the global minimum tax rules, could subject us to additional taxes and costs for tax compliance with respect to tax periods (or portions thereof) beginning prior to the Domestication.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes certain changes to U.S. corporate tax provisions and extends many of the provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company does not currently expect the OBBBA to have a material impact on the Company.
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
The Company and James River Group Holdings UK Limited may have been subject to U.S. federal income taxation.
The Company was incorporated under the laws of Bermuda prior to the Domestication and James River UK was incorporated under the laws of England and Wales prior to its dissolution. JRG Re was incorporated under the laws of Bermuda prior to its sale by the Company. In general, a corporation organized under the laws of a foreign country or U.S. possession is subject to U.S. federal income tax on its net income only if it is considered as engaged in a U.S. trade or business. We believe that the activities of each of the Company’s non-U.S. holding companies and the historic activities of JRG Re, prior to its disposition, as contemplated, will not cause them to be treated as engaging in a U.S. trade or business and as such, will not be subject to current U.S. federal income taxation on their net income. However, there are no definitive standards provided by the Internal Revenue Code of 1986, as amended (the “Code”), regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and any such determination is essentially factual in nature and must be made annually. The Internal Revenue Service (the “IRS”) could assert that (1) our non-U.S. holding companies, prior to the Domestication, were engaged in a trade or business in the United States or, under the applicable income tax treaty, were engaged in a trade or business in the United States through a permanent establishment, and thus were subject to current U.S. federal income taxation, or (2) JRG Re, prior to its disposition, was engaged in a trade or business in the United States or, under the applicable income tax treaty, was engaged in a trade or business in the United States through a permanent establishment, and thus was subject to current U.S. federal income taxation. If our non-U.S. holding companies, prior to the Domestication, or JRG Re, prior to its disposition, were deemed to be engaged in a trade or business in the United States (or, under the applicable income tax treaty, were deemed to be so engaged through a permanent establishment), our non-U.S. holding companies, prior to the Domestication, or JRG Re, prior to its disposition, as applicable, would become subject to U.S. federal income tax on income “effectively connected” (or treated as effectively connected) with the U.S. trade or business and would become subject to the “branch profits” tax on earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially adversely affect our results of operations.
Changes in U.S. tax laws may be retroactive and could subject us and/or U.S. persons who own our stock to U.S. income taxation.
Legislative proposals or administrative or judicial developments could result in an increase in the amount of U.S. tax payable by us or by an owner of our stock or reduce the attractiveness of our products. Any such developments could materially adversely affect our results of operations.
Tax laws and interpretations thereof are subject to change, possibly on a retroactive basis. We are not able to predict if, when or in what form any guidance on such tax laws will be provided and whether such guidance will have a retroactive effect.
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

We may become subject to taxes in Bermuda, which may have a material adverse effect on our results of operation and your investment.
As discussed above, the OECD is coordinating a global effort to reform certain aspects of the international tax system. This effort included the December 2021 release of model rules for a 15% global minimum tax regime. If these model rules are partially or fully implemented globally, we could be subject to additional taxes and costs for tax compliance.
In response to this initiative, Bermuda introduced the Corporate Income Tax Act 2023 (“CIT Act”) which is fully effective for tax years beginning on or after January 1, 2025. Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. Although the Company was a Bermuda tax resident during part of the 2025 tax year, it qualified for the limited international footprint exemption under the CIT Act and was not in scope of the corporate income tax for the 2025 tax year, and therefore no liability under the CIT Act is expected to result. If this position were successfully challenged by the Bermuda taxing authority, the Company could owe tax for the 2025 tax year, which may adversely affect our results of operations and profitability.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been, and may continue to be, volatile, and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid. The market price for our common stock has, and may continue to, fluctuate significantly for various reasons, including, without limitation:
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
•    termination of payment of dividends on our common stock, or payment of a reduced amount of dividends;
•    actual or anticipated growth rates relative to our competitors;
•    perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
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
•    arrival and departure of directors, executive officers and other key personnel;
•    the number of shares of common stock that are publicly traded;
•    the offering and issuance of common stock or other securities by us, sales of common stock by our directors or executive officers, or sales of a significant number of shares of common stock issued upon conversion of additional Series A Preferred Shares; and
•    adverse resolution of litigation against us.
In addition, stock markets, including the Nasdaq Stock Market (the market on which our common stock is traded), have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The Company had such a lawsuit filed against it following our May 2021 equity offering and another regarding the restatement of our financial statements in November 2023. The filing of these lawsuits against us, or any future filings of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources. See “Item 3. Legal Proceedings” for more information.
As a result of the factors described above, shareholders may not be able to resell their common stock at or above their purchase price or may not be able to resell them at all. These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
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
Failure to maintain effective internal controls in accordance with Sarbanes-Oxley could have a material adverse effect on our business and common stock price.
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), which require assessments by management of the effectiveness of our internal control over financial reporting. During the course of our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management's attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or its effect on our operations.
If we discover a material weakness in our system of internal financial and accounting controls and procedures, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results and we may be unable to file timely and accurate reports with the SEC. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
Any failure to implement and maintain effective internal control over financial reporting could cause investors and other external constituents like rating agencies and lenders to lose confidence in our reported financial and other information, adversely impact our stock price, cause us to incur increased costs to remediate any deficiencies, and attract regulatory scrutiny or additional lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The Nasdaq Global Select Market. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
The holders of the Series A Convertible Preferred Shares are entitled to vote up to 9.9% of the aggregate voting power of our then-outstanding common stock on an as converted basis or of the outstanding voting securities of the Company, and have rights to approve certain actions, which may allow such holders to exercise significant influence over matters requiring shareholder approval. Additionally, GPC Partners may exercise influence over us through their ability to designate a nominee for election to our board of directors.
The holders of the Series A Preferred Shares are entitled to vote up to 9.9% of the aggregate voting power of the then-outstanding common stock on an as converted basis or of the outstanding voting securities of the Company with the holders of our common stock on all matters submitted for a vote of holders of common stock (voting together as one class). As a result, such holders may be able to exercise significant influence over all matters requiring shareholder approval.
Pursuant to the Investment Agreement dated February 24, 2022, as amended on November 11, 2024 (as so amended, the “Investment Agreement”) by and between the Company and GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC, GPC Partners has the right to designate one candidate for nomination for election to our board of directors for so long as GPC Partners and its Permitted Transferees (as defined in the Investment Agreement) continue to beneficially own Series A Preferred Shares and/or common stock issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate at least 50% of the number of shares of common stock beneficially owned by the Investors, on an as-converted basis, as of the issuance date of the Series A Preferred Shares. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of the director designated by GPC Partners for nomination may differ from the interests of our security holders as a whole or of our other directors.
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
The conversion of the Series A Preferred Shares into common stock would dilute the ownership of common shareholders and could adversely affect the market price of our common stock.
The conversion of our Series A Preferred Shares into common stock or payment of dividends on the Series A Preferred Shares in common stock would dilute the ownership interest of existing holders of our common stock. On November 11, 2024, pursuant to an amendment to the Investment Agreement, we converted 37,500 Series A Preferred Shares with a liquidation value of $37.5 million, into 5,859,375 shares of common stock. Any sale of these shares of common stock, or additional shares of common stock obtained following conversion of the Series A Preferred Shares or payment of dividends on the Series A Preferred Shares in common stock, would increase the number of shares of common stock available for public trading, and may adversely affect prevailing market prices of our common stock.
The Series A Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common shareholders, which could adversely affect our liquidity and financial condition.
The holders of our Series A Preferred Shares have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company before any payment may be made to holders of any other class or series of capital shares. In addition, dividends on the Series A Preferred Shares accrue and are cumulative at the initial rate of 7.0% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at our election. Pursuant to the Amended and Restated Certificate of Designation pertaining to the Series A Preferred Shares, on October 1, 2029, and each five-year anniversary thereafter, the dividend rate on the liquidation preference will reset to a rate equal to the five-year U.S. treasury rate (calculated as set forth in the Certificate of Designations designating the Series A Preferred Shares (the “Certificate of Designations”)) plus 5.2%, up to a maximum dividend rate of 8.0%.
The holders of the Series A Preferred Shares also have certain repurchase rights. Upon prior written notice of certain change of control events (a “Fundamental Change”), each holder of outstanding Series A Preferred Shares may, at its election, (i) effective as of immediately prior to the Fundamental Change, convert all or a portion of its Series A Preferred Shares into common stock, or (ii) require the Company to repurchase any or all of such holder’s Series A Preferred Shares in cash at a purchase price per Series A Preferred Share equal to the liquidation preference of such Series A Preferred Share plus accrued and unpaid dividends.

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
The amount of dividends that we may pay to our common shareholders is subject to restrictions pursuant to the terms of the Series A Preferred Shares and our Credit Agreement, and we cannot assure you that we will declare or pay dividends on our common stock in the future.
The Certificate of Designations limits our ability to pay dividends to our shareholders. If we pay cash dividends of more than $0.05 per share of common stock per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, we will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per share of common stock per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common stock also trigger a reduction of the conversion price applicable to the Series A Preferred Shares. In addition, our Credit Agreement contains a covenant that limits our ability to pay dividends on our Series A Preferred Shares and on shares of our common stock to an aggregate amount of $20 million per annum.
Additionally, the declaration, payment and amount of dividends is further subject to the discretion of our board of directors. Our board of directors may take into account a variety of factors when determining whether to declare any dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, in addition to those related to our Series A Preferred Shares and our Credit Agreement, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant. See also “Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases Of Equity Securities — Dividends.” We cannot assure you that we will continue to pay dividends in the future, or that the amount of any such dividend will not decline from prior dividends we have paid.
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
If securities or industry analysts do not continue to publish research or publish misleading or unfavorable research about our business, our common stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business. If one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our

Company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.
Future sales of our common stock, or the possibility of such sales, may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.
Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline and impair our ability to raise capital through the sale of additional shares.
In the future, we may issue additional common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common stock to decline.
Anti-takeover provisions in our certificate of incorporation and our by-laws could discourage, delay or prevent a change of control of us and may affect the trading price of our common stock.
Our certificate of incorporation and by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us even if our shareholders might consider such changes to be favorable. For example, our certificate of incorporation and by-laws collectively:
•    authorize the issuance of preferred shares without shareholder approval, which could be used to dilute the ownership of a potential hostile acquirer;
•    provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•    prohibit shareholder action by consent in writing or electronic transmission, thereby requiring all actions to be taken at a meeting of the shareholders;
•    establish advance notice requirements for shareholders with respect to director nominations and actions to be taken at annual meetings; and
•    require the affirmative vote of a majority of votes cast at a regular or special meeting of shareholders to amend or repeal the by-laws.
The foregoing factors could impede a merger, takeover or other business combination, which could reduce the market value of our common stock.
There are regulatory limitations on the ownership and transfer of our common stock.
The insurance holding company laws and regulations of the states in which our insurance companies are domiciled generally require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, and in some cases prior to divesting its control, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. These laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that insurer. Indirect ownership includes ownership of the Company’s common stock.
General Risk Factors
We rely on our systems and employees, and those of certain third-party vendors and service providers, in conducting our operations, and failures of these systems, controls or personnel could materially adversely affect our operations.
We are exposed to operational risk, including internal or external fraud, clerical or recordkeeping errors and systems failures, including failures caused by human error or misconduct. Third parties with whom we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could diminish our ability to operate our business, or cause financial loss, potential liability to insureds, inability to secure insurance, reputational damage or regulatory intervention, which could materially adversely affect us.
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property, and we may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful.

We may also be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights, which could result in significant expense and liability, and could require us to enter into costly licensing arrangements or implement costly workarounds.
We rely on multiple proprietary operating systems as well as operating systems of third-party providers to issue policies, pay claims, run modeling functions and complete various internal processes. We may be subject to disruptions of these operating systems arising from events that are wholly or partially beyond our control, including electrical or telecommunications outages, natural or man-made disasters, or events arising from criminal or terrorist acts, which could result in losses in service to insureds or liability to us. If our controls and procedures, or our business continuity, disaster recovery or data security systems, prove to be inadequate, our business operations could be materially adversely affected, including by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.
Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in unauthorized access to, or disclosure, misuse, loss or destruction of, our or our insureds’, reinsureds’ or claimants’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’, reinsureds’, claimants’ or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, remediation costs and the loss of customers. This risk may be heightened as a result of the current remote and hybrid work environment. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. While we have implemented measures and an incident response protocol to manage these risks, there can be no assurance that our security efforts will be effective. Our results of operations could also be materially adversely affected if one of our business partners, such as brokers, general agents, third-party claims administrators or vendors, experiences system disruptions and/or a cybersecurity breach, which could reduce submission flow, policy issuance and claims settlement, and/or make us more vulnerable to a cybersecurity breach. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our financial condition or results of operations.
The use or anticipated use of AI technologies, including generative AI, by us or third parties, may increase or create new operational risks.
In addition to the risks posed by traditional cybersecurity threats, the growing use of AI-based solutions introduces new vulnerabilities, such as adversarial attacks, data poisoning and manipulation of automated decision-making models. AI-based solutions are increasingly being used in the insurance industry, including by us, and we expect to use other systems and tools that incorporate AI-based technologies in the future. The use of AI by our employees or third parties on which we rely could lead to the public disclosure of confidential information (including personal data or proprietary information) in contravention of our internal policies, data protection or other applicable laws, or contractual requirements. The misuse of AI could also result in unauthorized access and use of personal data of our employees, customers or other third parties, thereby causing harm to our reputation, subjecting us to legal liability under laws that protect personal data and subject us to increasing costs, any of which could adversely affect our business, financial conditions and results of operations.
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
In particular, we seek to underwrite products and make investments to achieve favorable returns on tangible equity over the long term. In addition, our opportunistic nature and focus on long-term growth in tangible common equity may result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
Item 1C.    CYBERSECURITY
The Company utilizes widely-recognized frameworks based on practices believed to be effective for managing cybersecurity risk, including the development of an organizational understanding of systems, assets, data and capabilities, and the development and implementation of safeguards and processes designed to ensure delivery of services and to detect, respond to and recover from cybersecurity events. Significant time and resources are devoted to the protection of the Company’s systems and data, including the staffing of an experienced internal cybersecurity team, the use of a variety of preventative, detective and recovery tools, and engagement with external service providers to bolster the Company’s cyber defense and response capabilities. Our Chief Information Officer (CIO) has more than 20 years of information technology and cybersecurity experience and our Chief Information Security Officer (CISO) has more than 15 years of direct cybersecurity experience. In addition, the Company’s Internal Audit team includes members with information technology and cybersecurity expertise and training.
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
Board Oversight
The Company’s Board of Directors provides oversight of the Company’s cybersecurity risks through its Audit Committee. Four of the eight members of the Board of Directors, three of whom are Audit Committee members, possess skills related to information technology and cybersecurity. The Audit Committee reviews the Internal Audit team’s cyber-related control audits to confirm that cyber risks are being appropriately managed and also reviews a periodic report produced by the CIO and CISO on the performance of the Company’s cybersecurity program. In addition, the CIO and CISO present a comprehensive cybersecurity update to the full Board of Directors on at least an annual basis.

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
The Company assesses and monitors third-party risks and closely tracks cyber threats such as ransomware and emergent web-based vulnerabilities. A variety of controls exist to minimize the impact of these risks and ensure each is managed within organizational tolerances, which controls are monitored by management for effectiveness. In addition, James River’s Information Security Office conducts cybersecurity risk reviews on new and existing third-party vendors and business partners, which are presented to management so that either appropriate risk mitigation controls can be established with respect to such third-party or the Company can avoid engaging third parties deemed to present an unacceptable level of risk.
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
See Item 1A. Risk Factors — General Risk Factors "We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and failures of these systems, controls or personnel could materially adversely affect our operations" for additional discussion.
Item 2.    PROPERTIES
We lease offices in (1) Chapel Hill, North Carolina, where our principal executive office is located, (2) Raleigh, North Carolina, where we conduct business in our Specialty Admitted Insurance segment and (3) Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia for the conduct of business in our Excess and Surplus Lines segment. We also lease co-working office space in Bermuda. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.
Item 3.    LEGAL PROCEEDINGS
The information required with respect to this item can be found under "Commitments and Contingent Liabilities - Legal Proceedings" in note 18 of the notes to the consolidated financial statements in this annual report and is incorporated by reference into this Item 3.
Item 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common stock. As of February 28, 2026, there were 5 holders of record of our common stock. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
On February 20, 2026, the Board of Directors declared a cash dividend of $0.01 per share of common stock. The dividend is payable on March 31, 2026 to shareholders of record on March 13, 2026. We have paid quarterly cash dividends of $0.01 per share of common stock since the fourth quarter of 2024, preceded by quarterly dividends of $0.05 per share of common stock from 2022 to the third quarter of 2024, and $0.30 per share of common stock from 2017 to the fourth quarter of 2021. As described below, the amount of dividends that we may pay on our common stock is restricted by the terms of our Series A Preferred Shares and our Credit Agreement.
We closed on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. Holders of the Series A Preferred Shares were initially entitled to a dividend at the rate of 7% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate would reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. On November 11, 2024, the Company amended the Certificate of Designations to, among other things, (i) convert 37,500 of the outstanding Series A Preferred Shares to common stock, (ii) delay the first date on which the dividend rate re-sets from March 1, 2027 to October 1, 2029, and (iii) cap the dividend rate at 8%. Dividends on the Series A Preferred Shares accrue and are payable quarterly.
On February 20, 2026, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of up to $2.0 million will be payable in cash on March 31, 2026 to shareholders of record on March 15, 2026. For the year ended December 31, 2025, cash dividends of $7.9 million were declared and paid on the Series A Preferred Shares. For the years ended December 31, 2024, 2023, and 2022, cash dividends of $10.1 million, $10.5 million and $8.8 million were declared, respectively.
The Certificate of Designations setting forth the terms of the Series A Preferred Shares limits our ability to pay dividends to our common shareholders. If we pay cash dividends of more than $0.05 per share of common stock per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, we will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per share of common stock per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries satisfy certain capital requirements.
The terms of our Credit Agreement limit our ability to pay dividends on our common stock and the Series A Preferred Shares to an aggregate of $20.0 million per fiscal year.
We are a holding company that has no substantial operations of our own, and we rely primarily on cash dividends or distributions from our subsidiaries to pay our operating expenses and dividends to shareholders. The payment of dividends by our insurance subsidiaries is limited under the laws and regulations of their respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. As a result of such regulations, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited. See “Item 1A. Risk Factors — Risks Related to Ownership of Our Common Stock “—We depend upon dividends and distributions from our subsidiaries, and we may be unable to distribute dividends to our shareholders to the extent we do not receive dividends from our subsidiaries.”
Additionally, the declaration, payment and amount of future dividends is further subject to the discretion of our board of directors. Our board of directors will give consideration to various risks and uncertainties, including those discussed under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report when determining whether to declare and pay dividends, as well as the amount thereof. Our board of directors may take into account a variety of factors when determining whether to declare any future dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, in addition to those relating to our Series A Preferred Shares and Credit Agreement, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant.
Performance Graph
The graph below compares the cumulative 5-Year total shareholder return of our common stock relative to the cumulative total returns of the Russell 2000 index and the S&P 500 Property and Casualty Insurance index. The calculation of cumulative total shareholder return assumes an initial investment of $100 and the reinvestment of all dividends, if any, for the period from December 31, 2020 through December 31, 2025. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among James River Group Holdings, Inc., the Russell 2000 Index, and the S&P 500 Property & Casualty Insurance Index

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
James River Group Holdings, Inc.
Russell 2000
S&P 500 Property & Casualty Insurance

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2026 Russell Investment Group. All rights reserved.

	12/20	12/21	12/22	12/23	12/24	12/25
James River Group Holdings, Inc.	100.00	60.72	44.46	19.91	10.72	14.11
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P 500 Property & Casualty Insurance	100.00	119.28	141.79	157.12	212.86	234.33
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
Overview
James River Group Holdings, Inc. owns and operates a group of specialty property and casualty insurance companies focused on underwriting small and middle market casualty risks within the U.S. excess and surplus (“E&S”) lines market. Our objective is to generate compelling returns on tangible common equity while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital.
For the year ended December 31, 2025, approximately 84.5% of our gross written premiums and 95.9% of our net written premiums originated from the U.S. E&S lines market, which we believe puts us among the top publicly traded insurers as ranked by highest concentrations of E&S risk. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance, and for the year ended December 31, 2025, 96.7% of our gross written premiums were derived from casualty insurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships, maintaining a strong balance sheet with appropriate reserves, monitoring reinsurance recoverables carefully, managing our investment portfolio actively without taking undue risk, using technology to monitor trends in our business, responding rapidly to market opportunities and challenges, and actively managing our capital.
We report our continuing operations in three segments: Excess and Surplus Lines, Specialty Admitted Insurance, and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2025, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $26,500. The Excess and Surplus Lines segment distributes its products primarily through wholesale insurance brokers. Members of our management team have participated in this market for over twenty years and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 82.1% of our gross written premiums and 95.7% of our net written premiums for the year ended December 31, 2025.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets through its fronting business, where we retain a minority share of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including program administrators and MGAs. The Specialty Admitted Insurance segment produced 17.9% of our gross written premiums and 4.3% of our net written premiums for the year ended December 31, 2025.
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

The A.M. Best Company financial strength rating for our group’s insurance subsidiaries is “A-” (Excellent) with a negative outlook. This rating reflects A.M. Best’s evaluation of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our insurance subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our insurance subsidiaries allow our Excess and Surplus Lines segment to actively pursue relationships with the agents and brokers identified in its marketing plans.
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
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations, b) the impact of retroactive reinsurance accounting, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, e) severance costs associated with terminated employees, f) deemed dividends recorded with the amendment of the Series A Preferred Shares, and g) the one-time tax benefit from the Domestication for business interest expenses. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
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
Tangible common equity per share represents tangible common equity divided by the total shares of common stock outstanding.
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

The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2025 was $3,099.4 million. Of this amount, 75.9% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2025
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$421,201	$1,927,625	$2,348,826	82.1%
Specialty Admitted Insurance	326,409	424,183	750,592	56.5%
Total	$747,610	$2,351,808	$3,099,418	75.9%
The Company’s net reserve for losses and loss adjustment expenses prior to the $1.6 million allowance for credit losses on reinsurance recoverables at December 31, 2025 was $1,071.7 million. Of this amount, 73.5% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2025
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$232,609	$715,873	$948,482	75.5%
Specialty Admitted Insurance	51,240	71,977	123,217	58.4%
Total	$283,849	$787,850	$1,071,699	73.5%
Our Reserve Committee consists of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chief Actuary. Additionally, the presidents, chief financial officers, Chief Claims Officer, and segment actuaries of each of our insurance segments participate in the Reserve Committee meetings for their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each segment actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet.
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
Expected Loss Method
The Expected Loss method multiplies earned premiums by an initial expected loss ratio. In our Excess and Surplus Lines segment, the initial expected loss ratio is estimated based on adjusting book of business prior year experience to current cost and rate level. In our programs business within the Specialty Admitted Insurance segment, the expected loss ratio is based on the actuarial pricing of the individual account. Alternatively, when company experience lacks historical depth, initial expected loss ratios can be determined using loss ratios implied by industry loss costs for the class or reported industry loss ratios.

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
Different reserving methods are appropriate in different situations, and our actuaries use their judgment and experience to determine the weighting of the methods detailed above to use for each accident year and each line of business. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, we rely heavily on the Expected Loss Method in estimating reserves for the current accident year. The Company generally sets the initial expected loss ratio for the current accident year consistent with the internal actuaries’ pricing assumptions adjusted upward where warranted based on management's judgment of parameter risk in order to produce the best estimate. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since we expect to make an acceptable return on the new business that we write. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development, and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development is available for our oldest accident years, so more weight is given to the Incurred Loss Development method and the Paid Loss Development method than the Expected Loss Method. The Bornhuetter-Ferguson Incurred Loss Development and Paid Loss Development methods blend features of the Expected Loss Method and the Incurred and Paid Loss Development methods. The Bornhuetter-Ferguson methods are typically used for the more recent prior accident years.
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the actuarial methods to be used for each accident year and line of business. Judgment is also required to make actuarial adjustments, if needed, for changes in claims processing and case reserving that could cause current reported loss and paid loss development patterns to deviate from historical patterns. For the Excess and Surplus Lines segment, the segment actuary performs a study on each of these parameters at least annually as part of the Detailed Valuation Review ("DVR") and makes recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the actuarial methods by accident year and line of business. Members of the Reserve Committee review and approve the actuarial recommendations, and absent any developments requiring an earlier review, these approved parameters are generally used in the reserve estimation process for the next four quarters at which time a new study is performed. For the Specialty Admitted Insurance segment, expected loss ratios, loss development factors, and loss cost trends are reviewed and updated at least annually.
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2025. The total carried net reserve for losses and loss adjustment expenses for our continuing operations is displayed alongside 5th and 95th percentiles of likely ultimate net reserve outcomes. The carried reserve represents the Company's best estimate and approximates the 50th percentile. The estimates of these percentiles are a result of a reserve variability analysis which is part of our internal capital modeling efforts using a simulation approach.

Sensitivity	5th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$1,011,034	$1,071,699	$1,169,226
Changes in reserves	(60,665)	—	97,527
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $97.5 million, reduce after-tax net income by $77.0 million, reduce shareholders’ equity by $77.0 million and reduce tangible equity by $77.0 million, in each case at or for the year ended December 31, 2025.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $60.7 million, increase after-tax net income by $47.9 million, increase shareholders’ equity by $47.9 million, and increase tangible equity by $47.9 million, in each case at or for the year ended December 31, 2025. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee may select an amount that is different from the actuarial recommendation submitted after considering other qualitative factors and our knowledge and expectations of trends and other business developments that impact our best estimate. There is inherent variation associated with our reserve estimates and the possibility that there are unforeseen or incorrectly valued liabilities in the actuarial recommendations exists. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, insureds suffering a loss frequently seek coverage beyond the policies’ original intent.
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
IBNR reserve estimates are dependent on many assumptions and are inherently subjective. A 5% change in net IBNR reserves at December 31, 2025 would equate to a $39.5 million change in the reserve for losses and loss adjustment expenses at such date, a $31.2 million change in after-tax net income, a 5.8% change in shareholders’ equity and a 5.7% change in tangible equity, in each case at or for the year ended December 31, 2025.
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
We experienced $1.5 million of net favorable development in 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see “Retroactive Reinsurance Accounting” below). This reserve development included $5.0 million of net favorable development in the Excess and Surplus Lines segment and $3.5 million of net adverse development in the Specialty Admitted Insurance segment. The $5.0 million of net favorable development in the Excess and Surplus Lines segment is net of $51.4 million ceded to the E&S Top Up ADC. The E&S Top Up ADC is not in a gain position, thus it is not subject to retroactive reinsurance accounting and there are no deferrals related to the E&S Top Up ADC in 2025. Accordingly, all cessions to the E&S Top Up ADC in 2025 reduce net incurred losses and loss adjustment expenses. Additionally, the net favorable development excludes $27.2 million of adverse development ceded to the Commercial Auto LPT and E&S ADC that was deferred under retroactive reinsurance accounting. The $27.2 million is included in net incurred losses and loss adjustment expenses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
We experienced $76.1 million of net adverse development in 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see “Retroactive Reinsurance Accounting” below). This reserve development included $76.7 million of net adverse development in the Excess and Surplus Lines segment and $607,000 of net favorable development in the Specialty Admitted Insurance segment.
Investment Valuation and Impairment
We carry fixed maturity securities classified as “available-for-sale” at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income (loss). Equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Certain restricted cash equivalents invested in funds with floating net asset values are measured at fair value with changes in fair value recognized in net income. At December 31, 2025, we do not have any securities classified as “held-to-maturity” or “trading.”
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at December 31, 2025, 2024, or 2023. During the year ended December 31, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company's inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The Company elected the fair value option to account for bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our Consolidated Statements of (Loss) Income and Comprehensive Loss as net realized and unrealized gains (losses) on investments. Losses due to credit-related impairments on bank loan participations are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors. For the years ended December 31, 2025, 2024, and 2023, management concluded that $203,000, $3.3 million, and $397,000 of the net realized and unrealized gains (losses) were due to credit-related impairments, respectively.
Fair values are measured in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The guidance establishes a framework for measuring fair value and a three-level hierarchy based upon the quality of inputs used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1: quoted price (unadjusted) in active markets for identical assets, (2) Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument and (3) Level 3: inputs to the valuation methodology are unobservable for the asset or liability.
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
Investments for which external sources are not available or are determined by an investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. There were no bank loan participations for which external sources were unavailable to determine fair value at December 31, 2025 or 2024.
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
Recent Accounting Pronouncements
Adopted Accounting Standards
The guidance in ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures was designed to increase transparency about income tax information through improvements to the rate reconciliation and disclosure of income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted the new standard effective with this Form 10-K by providing additional disclosures in Note 15. The new standard did not have a material impact on the Company's financial statements.
No accounting standards were adopted during the year ended December 31, 2025 that had a material impact on our financial statements.
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

The guidance in ASU 2025-06, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal -Use Software removes the concept of project stages and requires the capitalization of software costs when management has committed to funding the software project and it is probable that the project will be completed. This ASU is effective for fiscal years beginning after December 15, 2027, but early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the impact of adopting this new guidance, but does not expect that the standard will have a material impact on our financial statements.
There are no other prospective accounting standards which are expected to have a material impact on our financial statements subsequent to December 31, 2025.
Recent Strategic Actions
Domestication of James River Group Holdings, Inc. (“JRG Holdings”)
On November 7, 2025, we changed our jurisdiction of incorporation from Bermuda to Delaware, and we refer to this change as the “Domestication”. On the effective date, our common shares issued and outstanding immediately prior to the effective time of the Domestication automatically converted by operation of law into an equivalent number of shares of common stock of James River Group Holdings, Inc., a Delaware corporation. The Company recognized a one-time tax benefit of $14.1 million related to business interest expense effective with the Domestication. The Domestication is expected to lower the Company’s effective tax rate, as holding company expenses and interest expense (previously incurred in Bermuda and ineligible for U.S. tax deduction) will receive a U.S. tax deduction in future periods, as well as bring additional operating efficiencies. In connection with the Domestication, the Company dissolved James River Group Holdings UK Limited, its prior UK intermediate holding company, effective December 23, 2025.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table summarizes our results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	% Change
	($ in thousands)
Gross written premiums	$1,172,319	$1,431,772	(18.1)%
Net retention	48.5%	40.6%
Net written premiums	$568,815	$580,854	(2.1)%
Net earned premiums	$600,288	$600,196	—%
Losses and loss adjustment expenses excluding retroactive reinsurance	(398,454)	(517,137)	(23.0)%
Other operating expenses	(181,548)	(188,613)	(3.7)%
Underwriting profit (loss) (1), (2)	20,286	(105,554)	—
Losses and loss adjustment expenses - retroactive reinsurance	(28,750)	(37,237)	(22.8)%
Net investment income	83,440	93,089	(10.4)%
Net realized and unrealized (losses) gains on investments	(2,195)	3,625	—
Other income and expense	1,663	(14)	—
Interest expense	(23,538)	(24,666)	(4.6)%
Amortization of intangible assets	(363)	(363)	—
Income (loss) from continuing operations before taxes	50,543	(71,120)	—
Income tax expense (benefit) on continuing operations	723	(7,634)	—
Net income (loss) from continuing operations	49,820	(63,486)	—
Net loss from discontinued operations	(2,393)	(17,634)	(86.4)%
Net income (loss)	47,427	(81,120)	—
Dividends on Series A Preferred Shares	(7,876)	(37,149)	(78.8)%
Net income (loss) available to common shareholders	$39,551	$(118,269)	—
Adjusted net operating income (loss) (1)	$54,140	$(41,503)	—
Ratios:
Loss ratio	66.4%	86.2%
Expense ratio	30.2%	31.4%
Combined ratio	96.6%	117.6%
Accident year loss ratio	65.3%	66.2%

(1)    Underwriting profit (loss) and adjusted net operating income (loss) are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)    Underwriting results include gross fee income of $13.4 million and $21.0 million for the years ended December 31, 2025 and 2024, respectively.
The Company produced net income from continuing operations of $49.8 million and adjusted net operating income of $54.1 million for the year ended December 31, 2025 compared to a net loss from continuing operations of $63.5 million and an adjusted net operating loss of $41.5 million for the year ended December 31, 2024. The year-over-year improvement was largely driven by reserve development on prior accident years in the Excess and Surplus Lines segment which was $5.0 million favorable for the year ended December 31, 2025 compared to $76.7 million adverse for the year ended December 31, 2024 (including a $52.2 million reserve charge upon execution of the E&S ADC), and $52.8 million of ceded premium recorded upon execution of the E&S Top Up ADC in 2024. Net income from continuing operations for the year ended December 31, 2025 also includes a one-time tax benefit of $14.1 million from the Domestication (discussed above in Strategic Actions and below in Income Tax Expense section).
Underwriting results were a profit of $20.3 million (combined ratio of 96.6%) for the year ended December 31, 2025 compared to a loss of $105.6 million (combined ratio of 117.6%) for the year ended December 31, 2024. The improvement in underwriting results reflects the same factors mentioned above including reserve development on prior accident years (see loss ratio discussion below) and the $52.8 million of ceded premium associated with the E&S Top Up ADC in the prior year which increased our prior year combined ratio by 9.5 points. Underwriting results for the years ended December 31, 2025 and 2024 also include $12.3 million and $13.7 million, respectively, of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 1.9 and 2.6 percentage point increase in our combined ratios in the respective years.
Our loss ratio improved from 86.2% in the prior year to 66.4% in the current year primarily driven by reserve development on prior accident years and the impact of the ceded premium associated with the E&S Top Up ADC in the prior year (a 7.0 point addition to the prior year loss ratio). Reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to deferral under retroactive reinsurance accounting - see discussion below) was $1.5 million or 0.3 percentage points favorable for the year ended December 31, 2025 compared to $76.1 million or 12.7 percentage points adverse for the year ended December 31, 2024. The favorable reserve development for the year ended December 31, 2025 included $5.0 million of net favorable development in the Excess and Surplus Lines segment and $3.5 million of net adverse development in the Specialty Admitted Insurance segment. The adverse reserve development for the year ended December 31, 2024 included $76.7 million of net adverse development in the Excess and Surplus Lines segment, including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $607,000 of net favorable development in the Specialty Admitted Insurance segment. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective loss ratios by 1.4 and 2.0 points. The loss ratio for the current year also benefited from a lower current accident year loss ratio and segment mix with the Excess and Surplus Lines segment representing 93.2% of consolidated net earned premiums in the year ended December 31, 2025 compared to 85.3% in the year ended December 31, 2024.
Our expense ratio improved from 31.4% in the prior year to 30.2% in the current year reflecting general and administrative expense reductions across all segments and favorable commission adjustments related to run-off programs in our Specialty Admitted Insurance segment. The prior year expense ratio was impacted by the $52.8 million of ceded premium on the E&S Top Up ADC (a 2.5 point addition to the prior year consolidated expense ratio). Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective consolidated expense ratios by 0.6 and 0.7 points in the respective years. Refer to the Segment Results section below for further discussion of the segment expense ratios.
Investment income decreased by $9.6 million or 10.4% from the prior year principally due to a lower interest rate environment in 2025 which impacted yields across several areas of the portfolio. Net realized and unrealized losses on investments of $2.2 million for the year ended December 31, 2025 include $5.3 million of net realized losses from repositioning the bank loan portfolio away from tariff impacted issuers and sales of equity securities, partially offset by $3.2 million of favorable mark-to-market adjustments on our equity securities and bank loan participations reflecting increases in their fair values in the period. Net realized and unrealized gains on investments of $3.6 million for the year ended December 31, 2024 include $5.1 million of net realized gains largely due to gains on sales of equity securities from a reduction in the portfolio's common equity allocation in the fourth quarter of 2024 that exceeded losses on our sales of bank loans and equity securities and $1.5 million of unfavorable mark-to-market adjustments on our equity securities and bank loan participations (see “Investing Results” below for more discussion).
In 2025, the Company recognized a one-time tax benefit of $14.1 million related to business interest expense effective with the Domestication (discussed above in Strategic Actions).
The Company closed on the sale of JRG Re on April 16, 2024. Discontinued operations include the operating results of JRG Re through the closing as well as losses recognized on the disposal. JRG Re's operating results through the closing in 2024 were a loss of $13.6 million primarily reflecting net adverse development of $7.1 million on treaties not subject to the loss portfolio transfer agreement previously entered into by JRG Re and $9.5 million of realized and unrealized losses on fixed maturity securities. The loss on disposal for the year ended December 31, 2024 was $4.1 million and included a $2.1 million gain for the change in the estimated loss on sale and selling costs incurred of $6.2 million. For the year ended December 31, 2025, the loss on disposal was $2.4 million including a $523,000 downward adjustment to the closing date purchase price plus interest and $1.9 million of additional selling costs incurred by the Company related to the sale of JRG Re.
The Company amended the Series A Preferred Shares on November 11, 2024. The amendment was considered an extinguishment of the pre-amendment Series A Preferred Shares for accounting purposes due to the significance of qualitative and quantitative changes to the shares. The Company recorded deemed dividends of $27.0 million within retained deficit for the difference between the $144.9 million carrying value of the extinguished pre-amendment Series A preferred shares and the combined $133.1 million estimated fair value of the new Series A Preferred Shares and the $38.8 million fair value of the new common shares issued through conversion of Series A Preferred Shares in the amendment. Also included in the dividends on Series A Preferred Shares were declared dividends of $7.9 million and $10.1 million for the years ended December 31, 2025 and 2024, respectively.

Adjusted net operating results improved $95.6 million from the prior year due to profitable underwriting results, partially offset by lower investment income. Growth in tangible common equity of 34.9% for the year ended December 31, 2025 was largely driven by net income and unrealized gains on fixed maturities in other comprehensive income due to a decline in interest rates. Our 15.3% adjusted net operating return on tangible common equity for the year ended December 31, 2025 compares to a 12.4% loss for the year ended December 31, 2024.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $451.4 million, $459.3 million and $456.2 million as of December 31, 2025, 2024, and 2023, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. Additional adverse development of $35.0 million (net of the Company's 15% retention) recognized on the subject business of the E&S ADC in the year ended December 31, 2025 exhausted the remaining limit of the E&S ADC.
Adverse Development Cover
On November 11, 2024, Enstar Group Limited (“Enstar”), through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess and Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025.
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
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the years ended December 31, 2025 and 2024. The E&S Top Up ADC was not subject to retroactive reinsurance accounting as it was not in a gain position as of December 31, 2025.

	Year Ended December 31,
	2025	2024
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$9,222	$20,733
(Favorable) adverse prior year development on subject business	(7,848)	3,051
Retroactive reinsurance benefits under the recovery method	1,553	(14,562)
Deferred retroactive reinsurance gain at end of period	$2,927	$9,222

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$48,748	$—
Adverse prior year development ceded on subject business	35,045	48,748
Retroactive reinsurance benefits under the recovery method	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$48,748

Total
Deferred retroactive reinsurance gain at beginning of period	$57,970	$20,733
Adverse prior year development on subject business	27,197	51,799
Retroactive reinsurance benefits under the recovery method	1,553	(14,562)
Deferred retroactive reinsurance gain at end of period	$86,720	$57,970
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Year Ended December 31,
	2025	2024	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$963,035	$1,017,029	(5.3)%
Specialty Admitted Insurance	209,284	414,743	(49.5)%
	$1,172,319	$1,431,772	(18.1)%
Net written premiums:
Excess and Surplus Lines	$544,124	$508,445	7.0%
Specialty Admitted Insurance	24,691	72,409	(65.9)%
	$568,815	$580,854	(2.1)%
Net earned premiums:
Excess and Surplus Lines	$559,490	$512,237	9.2%
Specialty Admitted Insurance	40,798	87,959	(53.6)%
	$600,288	$600,196	—%
Gross written premiums for the Excess and Surplus Lines segment (which represents 82.1% of our consolidated gross written premiums in 2025) decreased 5.3% from the prior year due to increasingly competitive markets and the Company's focus on gaining smaller accounts while pulling away from certain larger accounts that no longer fall within our underwriting appetite. Total policy submissions in 2025 increased 4.2% over 2024, but the percentage of binders to quotes declined modestly and the average premium per policy was down 8.4% from the prior year. Renewal rates for the Excess and Surplus Lines segment were up 8.9% compared to 2024. The change in gross written premiums by primary underwriting division is shown below:

	Year Ended December 31,
	2025	2024	% Change

Excess Casualty	$324,507	$325,017	(0.2)%
Primary Casualty	312,176	327,589	(4.7)%
Manufacturers & Contractors	157,082	176,494	(11.0)%
Specialty	130,333	134,675	(3.2)%
Excess Property	38,937	53,254	(26.9)%
Excess and Surplus Lines gross written premium	$963,035	$1,017,029	(5.3)%
Gross written premiums for the Specialty Admitted Insurance segment (which represents 17.9% of our 2025 consolidated gross written premiums) declined 49.5% from the prior year reflecting non-renewals of programs and the continued run-off of the workers's compensation book. We are being selective with fronting opportunities, focusing on low net retentions and placing strong, rated, reinsurance support. The fronting and reinsurance markets are currently very competitive, and we have refined our underwriting appetite meaningfully over the last few years. The segment currently has four active programs.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention by segment is as follows:

	Year Ended December 31,
	2025	2024
Excess and Surplus Lines	56.5%	50.0%
Specialty Admitted Insurance	11.8%	17.5%
Total	48.5%	40.6%
The lower net premium retention for the Excess and Surplus Lines segment in 2024 reflects the $52.8 million of ceded premium recorded upon execution of the E&S Top Up ADC in the fourth quarter of 2024. Premium adjustments associated with prior years including reinstatement premium which reduced net written premiums in both years also impacted the net retention ratios. The premium adjustments totaled $12.3 million and $13.7 million in the years ended December 31, 2025 and 2024, respectively.
The net premium retention for the Specialty Admitted Insurance segment decreased in 2025 due to a focus on low net retentions, the impact of certain non-renewals in our fronting business, and changes in reinsurance as coverages renew.
Segment Results
The following table presents our combined ratios by segment:

	Year Ended December 31,
	2025	2024
Excess and Surplus Lines	89.4%	115.1%
Specialty Admitted Insurance	114.0%	92.2%
Total	96.6%	117.6%

Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2025	2024	% Change
	($ in thousands)
Gross written premiums	$963,035	$1,017,029	(5.3)%
Net written premiums	$544,124	$508,445	7.0%
Net earned premiums	$559,490	$512,237	9.2%
Losses and loss adjustment expenses	(358,074)	(448,714)	(20.2)%
Underwriting expenses	(141,944)	(140,978)	0.7%
Underwriting profit (loss) (1)	$59,472	$(77,455)	—
Ratios:
Loss ratio	64.0%	87.6%
Expense ratio	25.4%	27.5%
Combined ratio	89.4%	115.1%
Accident year loss ratio	63.5%	64.3%

(1)    Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced an underwriting profit of $59.5 million (combined ratio of 89.4%) in 2025 compared to an underwriting loss of $77.5 million (combined ratio of 115.1%) in 2024. The year-over-year improvement was largely driven by reserve development on prior accident years which was $5.0 million or 0.9 points favorable for the year ended December 31, 2025 compared to $76.7 million or 15.0 points adverse for the year ended December 31, 2024 (including a $52.2 million reserve charge upon execution of the E&S ADC in 2024), and $52.8 million of ceded premium recorded upon execution of the E&S Top Up ADC in 2024 which increased the 2024 segment combined ratio by 10.7 points. The $5.0 million of net favorable development is net of $51.4 million ceded to the E&S Top Up ADC. The E&S Top Up ADC is not in a gain position, thus it is not subject to retroactive reinsurance accounting and there are no deferrals related to the E&S Top Up ADC in 2025. Accordingly, all cessions to the E&S Top Up ADC in 2025 reduce net incurred losses and loss adjustment expenses. Additionally, the net favorable development excludes $27.2 million of adverse development ceded to the Commercial Auto LPT and E&S ADC that was deferred under retroactive reinsurance accounting. The $27.2 million is included in net incurred losses and loss adjustment expenses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Underwriting results for the years ended December 31, 2025 and 2024 also include $12.3 million and $13.7 million, respectively, of premium adjustments associated with prior years including reinstatement premium which reduced net written premiums, net earned premiums, and underwriting profit. The impact of the premium adjustments was a 1.9 and 3.0 percentage point increase in the segment combined ratios in the respective years.
The segment loss ratio of 64.0% for the year ended December 31, 2025 improved from 87.6% for the year ended December 31, 2024 reflecting reserve development on prior accident years (0.9 points favorable compared to 15.0 points adverse, respectively) and the impact of the ceded premium associated with the E&S Top Up ADC in the prior year (an 8.2 point impact on the 2024 loss ratio). The impact of the premium adjustments was a 1.4 and 2.3 percentage point increase in the segment loss ratios in the respective years.
The expense ratio improved from 27.5% in 2024 to 25.4% in 2025 reflecting lower general and administrative expenses, including lower compensation and bad debt expenses, and the impact of lower net earned premiums in 2024 including a 2.5 point increase in the 2024 expense ratio due to the E&S Top Up ADC ceded premium of $52.8 million.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2025	2024	% Change
	($ in thousands)
Gross written premiums	$209,284	$414,743	(49.5)%
Net written premiums	$24,691	$72,409	(65.9)%
Net earned premiums	$40,798	$87,959	(53.6)%
Losses and loss adjustment expenses	(40,380)	(68,423)	(41.0)%
Underwriting expenses	(6,111)	(12,663)	(51.7)%
Underwriting (loss) profit(1), (2)	$(5,693)	$6,873	—

(1)    Underwriting (loss) profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)    Underwriting (loss) profit includes fee income of $13.4 million and $21.0 million for the years ended December 31, 2025 and 2024, respectively.
The Specialty Admitted Insurance segment had an underwriting loss of $5.7 million for the year ended December 31, 2025 compared to an underwriting profit of $6.9 million for the year ended December 31, 2024.
Lower written and earned premium volumes in 2025 reflect several non-renewals of programs and the continued run-off of the workers' compensation book of business. We are being selective with fronting opportunities, focusing on low net retentions and placing strong, rated, reinsurance support. The fronting and reinsurance markets are currently very competitive, and we have refined our underwriting appetite meaningfully over the last few years. The segment currently has four active programs.
Net reserve development in our loss estimates for prior accident years was $3.5 million adverse for the year ended December 31, 2025 compared to $607,000 favorable for the year ended December 31, 2024.
Underwriting expenses for the segment decreased 51.7%, from $12.7 million in the prior year to $6.1 million in 2025. We are closely managing expenses for the segment as was evident in lower compensation and other general and administrative expenses in 2025. The lower premium volume in the current year resulted in lower taxes, licenses, and fees expense and the segment also benefited from certain sliding scale and other adjustments on certain programs which lowered commission expense.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with our holding companies, professional fees, public company expenses, fees for our Board of Directors, long term incentive compensation for the full Company, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with our rating agency and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio.
Total operating expenses of the Corporate and Other segment were $33.5 million and $35.0 million for the years ended December 31, 2025 and 2024, respectively. The reduction in operating expenses from the prior year was primarily attributable to reduced compensation expenses and lower professional fees.
Investing Results
Net investment income was $83.4 million for the year ended December 31, 2025 compared to $93.1 million in the prior year. The Company's private investments generated income of $3.2 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively. Excluding private investments, our net investment income for the year ended December 31, 2025 decreased 9.1% from the prior year principally due to a lower interest rate environment which impacted yields across several areas of the portfolio, and a reduction in the portfolio's common equity allocation in the fourth quarter of 2024.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Fixed maturity securities	$53,181	$48,262
Bank loan participations	12,830	16,992
Equity securities	5,447	7,424
Other invested assets:
Renewable energy investments	(369)	1,878
Other private investments	3,598	2,977
	3,229	4,855
Cash, cash equivalents, restricted cash equivalents, and short-term investments	12,418	19,249
Gross investment income	87,105	96,782
Investment expense	(3,665)	(3,693)
Net investment income	$83,440	$93,089
The following table summarizes our investment returns:

	Year Ended December 31,
	2025	2024
Annualized gross investment yield on:
Average cash and invested assets	4.5%	4.8%
Average fixed maturity securities	4.5%	4.5%
Of our total cash and invested assets of $1,958.1 million at December 31, 2025 (excluding restricted cash equivalents), $260.9 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,404.8 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $155.1 million of bank loan participations, $73.1 million of equity securities, and $64.2 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At December 31, 2025 and 2024, the fair value of these securities was $155.1 million (aggregate unpaid principal balance of $161.2 million) and $142.4 million (aggregate unpaid principal balance of $149.4 million), respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy limited liability companies ("LLCs"), limited partnerships, and notes receivable for structured private credit. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. Equity interests in various renewable energy LLCs generated investment losses of $369,000 and income of $1.7 million for the years ended December 31, 2025 and 2024, respectively. The Company’s former Non-Executive Chairman invested in certain of these LLCs. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. We received additional proceeds of $2.0 million from these sales during the year ended December 31, 2024. The remaining investments had a carrying value of $7.3 million at December 31, 2025.
Previously, the Company held investments in loans for renewable energy projects at a fixed interest rate of 12%. During the year ended December 31, 2024, we received the final principal repayments of $1.4 million. Investments in loans for renewable energy projects had investment income of $138,000 for the year ended December 31, 2024.

The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Investment income from these partnerships was $1.8 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company redeemed its investment in one of the limited partnerships for $5.9 million in proceeds. The limited partnerships had a carrying value of $13.5 million at December 31, 2025.
At December 31, 2025 the Company held $43.4 million in ten collateralized notes receivable for structured private credit. Interest income from the notes was $1.8 million and $584,000 for the years ended December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025, the Company recognized net realized and unrealized investment losses of $2.2 million, including $74,000 of net realized investment gains on the sale of fixed maturity securities, $3.5 million of net realized investment losses on the sale of bank loans securities, $2.0 million of net realized investment losses on the sale of equity securities, $777,000 of gains for the change in fair value of bank loans, and $2.4 million of gains for the change in fair value of equity securities.
For the year ended December 31, 2024, the Company recognized net realized and unrealized investment gains of $3.6 million, including $1.1 million of net realized investment losses on the sale of fixed maturity securities, $3.2 million of net realized investment losses on the sale of bank loans, $9.6 million of net realized investment gains on the sale of equity securities, $620,000 of losses for the change in fair value of bank loans, $873,000 of losses for the change in fair value of equity securities, and an impairment loss of $207,000 for one fixed maturity security due to the Company's inability to hold the security until a recovery in its value to the amortized cost basis.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2025 or 2024 experienced an other-than-temporary credit related impairment. During the year ended December 31, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company's inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
At December 31, 2025, our available-for-sale fixed maturity securities had net unrealized losses of $44.0 million representing 3.0% of the amortized cost of the portfolio. Additionally, at December 31, 2025, 100.0% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. The average duration of our invested assets and cash, excluding restricted cash, was 3.5 years at December 31, 2025.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	December 31, 2025			December 31, 2024
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$237,366	$219,477	15.6%	$223,009	$196,564	16.5%
Residential mortgage-backed	483,074	472,718	33.7%	352,064	326,227	27.4%
Corporate	589,477	577,754	41.1%	503,610	475,485	40.0%
Commercial mortgage and asset-backed	124,507	120,535	8.6%	178,238	170,458	14.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,326	14,290	1.0%	21,416	20,999	1.8%
Total fixed maturity securities, available-for-sale	$1,448,750	$1,404,774	100.0%	$1,278,337	$1,189,733	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities by rating as of December 31, 2025:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$217,858	15.5%
AA	581,781	41.4%
A	460,546	32.8%
BBB	144,589	10.3%
Total	$1,404,774	100.0%
At December 31, 2025, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of $577.8 million. A summary of these securities by industry segment is shown below as of December 31, 2025:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$85,646	14.8%
Consumer Discretionary	48,219	8.3%
Financial	259,095	44.8%
Health Care	38,496	6.7%
Consumer Staples	48,910	8.5%
Utilities	97,388	16.9%
Total	$577,754	100.0%
Corporate available-for-sale fixed maturity securities include publicly traded securities and privately placed bonds as shown below as of December 31, 2025:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$525,906	91.0%
Privately placed	51,848	9.0%
Total	$577,754	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$34,093	$33,910	2.4%
After one year through five years	418,689	413,159	29.4%
After five years through ten years	235,889	228,537	16.2%
After ten years	152,498	135,915	9.7%
	841,169	811,521	57.7%
Residential mortgage-backed	483,074	472,718	33.7%
Commercial mortgage and asset-backed	124,507	120,535	8.6%
Total	$1,448,750	$1,404,774	100.0%

Other Income and Expense
Other income and expense items netted to income of $1.7 million and expense of $14,000 for the years ended December 31, 2025 and 2024, respectively. Included in 2025 are $3.3 million of income related to broker incentive rebates in the Excess and Surplus Lines segment and $311,000 of income related to interest income from trust preferred securities, partially offset by non-operating expenses of $2.0 million primarily consisting of legal and other professional fees and other expenses related to various strategic initiatives. Included in 2024 are non-operating expenses of $6.1 million primarily consisting of legal and other professional fees and other expenses related to various strategic initiatives, partially offset by $5.4 million of broker incentive rebates in the Excess and Surplus Lines segment and $660,000 of income related to interest income from trust preferred securities and distributions from a joint venture interest.
Interest Expense
Interest expense was $23.5 million and $24.7 million for the years ended December 31, 2025 and 2024, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” below for information regarding our senior debt facilities and trust preferred securities. Declining interest rates in 2025 led to lower interest expense as compared to 2024.
Amortization of Intangibles
The Company recorded $363,000 of amortization of intangibles in each of the years ended December 31, 2025 and 2024.
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
The Company completed its impairment tests and fair value analysis for goodwill and other intangible assets during the fourth quarter of 2025 and 2024. No impairment was present for the years ended December 31, 2025 or 2024.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the years ended December 31, 2025 and 2024, our effective tax rate was 1.4% and 10.7%, respectively. Income tax expense in 2025 reflects a one-time benefit of $14.1 million for the effects of domestication on the business interest expense deduction. Absent the one-time item, the effective tax rate for 2025 is 29.3% reflecting the impact of Bermuda expenses that were not deductible for tax prior to the domestication in November 2025. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
The Company has a deferred tax asset of $9.2 million at December 31, 2025 associated with unrealized losses in the Company’s available-for-sale fixed maturity securities portfolio. The unrealized losses are attributable to changes in market interest rates and other economic factors rather than credit-related factors of the issuers. The Company does not intend to sell available-for-sale debt securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their fair value to their amortized cost basis occurs. The Company’s hold to recovery assertion related to investments in an unrealized loss position is considered a tax planning strategy. Both the cash generated by the Company from operating activities and the unused capacity on the Company’s unsecured revolving credit facilities reduce the likelihood of having to sell debt securities in an unrealized loss position. As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset associated with unrealized losses on its investments at December 31, 2025.
The Company also has a deferred tax asset of $14.1 million at December 31, 2025 associated with the effects of domestication on the business interest expense deduction. The carryforward period for this tax benefit is unlimited and does not expire but the annual utilization on the consolidated U.S. federal income tax return is limited to the separate company (in this case our ultimate holding company) that generated the benefit. The Company has developed tax planning strategies that we believe are prudent and feasible to increase the utilization of the carryforward in future tax years. These strategies include reducing interest expense and increasing investment income and overall pre-tax income - both at that specific entity (the ultimate holding company). As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset at December 31, 2025.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For a discussion of our results for the year ended December 31, 2024 as compared to year ended December 31, 2023, please refer to our 2024 Form 10-K filed with the SEC on March 4, 2025.
Liquidity and Capital Resources
Sources and Uses of Funds
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from sales and redemptions of investments, borrowings on our credit facilities, and the issuance of shares of common stock and Series A Preferred Shares. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
The following table summarizes our total cash flows including both continuing and discontinued operations, consistent with the presentation in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$1,438	$(203,341)	$118,719
Investing activities	(116,044)	307,032	16,732
Financing activities	13,202	(28,846)	(21,115)
Change in cash and cash equivalents	(101,404)	74,845	114,336
Change in restricted cash equivalents (operating activities)	(20,224)	(43,744)	(30,766)
Change in cash, cash equivalents, and restricted cash equivalents	$(121,628)	$31,101	$83,570
Cash provided by operating activities excluding restricted cash equivalents of $1.4 million for the year ended December 31, 2025 was negatively impacted by timing of reinsurance settlements and lower premium collections in the Specialty Admitted Insurance segment due to the non-renewal of several programs. Cash used in operating activities excluding restricted cash equivalents of $203.3 million for the year ended December 31, 2024 principally reflects $313.2 million and $52.8 million of reinsurance premium paid in 2024 related to the E&S ADC and E&S Top Up ADC, respectively. Cash provided by operating activities excluding restricted cash equivalents of $118.7 million for the year ended December 31, 2023 was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash used in investing activities of $116.0 million for the year ended December 31, 2025 reflects efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash provided by investing activities of $307.0 million in 2024 reflects the $96.4 million of proceeds from the sale of JRG Re and the sale of investments to fund the reinsurance premiums for the E&S ADC and E&S Top Up ADC. In 2023, cash provided by investing activities of $16.7 million was driven by the suspension of underwriting activities of JRG Re and the withdrawal of invested assets in that company to fund claims and operating expenses. Cash and cash equivalents (excluding restricted cash equivalents) comprised 13.3%, 18.9%, and 13.9% of total cash and invested assets at December 31, 2025, 2024, and 2023, respectively.
Cash provided by financing activities of $13.2 million for the year ended December 31, 2025 includes a $25.0 million borrowing under the Previous Credit Agreement (as defined below), $1.2 million of issuance costs paid upon the Company's entry into the Credit Agreement (as defined below), $7.9 million of dividends paid on the Series A Preferred Shares, $2.0 million of dividends paid to common shareholders, and $745,000 of payroll taxes withheld and remitted on net settlement of restricted share units (“RSUs”). Cash used in financing activities of $28.8 million for the year ended December 31, 2024 includes a $21.5 million repayment of an unsecured loan under our prior revolving credit facility with BMO Bank N.A., $12.5 million received for the common stock investment by Enstar, $12.8 million of dividends paid on the Series A Preferred Shares, $6.2 million of dividends paid to common shareholders, and $847,000 of payroll taxes withheld and remitted on net settlement of restricted share units (“RSUs”). Cash used in financing activities of $21.1 million for the year ended December 31, 2023 includes $7.7 million of dividends paid to common shareholders, $10.5 million of dividends paid on the Series A Preferred Shares, $1.1 million of paid issuance costs related to the amendment of the Company’s previous Third Amended and Restated Credit Agreement dated as of July 7, 2023 (the “Previous Credit Agreement”), and $1.7 million of payroll taxes withheld and remitted on net settlement of RSUs.
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
Dividends
Our operations are conducted by our wholly-owned subsidiaries. Accordingly, our holding companies may receive cash through loans from banks, issuance of equity and debt securities, corporate service fees, dividends received from our subsidiaries, or through payments from our subsidiaries pursuant to our consolidated tax allocation agreement.
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1. Business—U.S. Insurance Regulation—State Regulation” for additional information. The maximum amount of dividends available to our holding companies from our insurance subsidiaries during 2026 without regulatory approval is $96.1 million.
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at our election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided, that the dividend rate shall not exceed 8.0%. Dividends accrue and are payable quarterly. For the years ended December 31, 2025, 2024, and 2023, cash dividends of $7.9 million, $10.1 million, and $10.5 million were declared, respectively. Cash dividends paid were $7.9 million, $12.8 million, and $10.5 million in the respective years.
At December 31, 2025, our holding companies had $40.2 million of cash and invested assets, comprised of cash and cash equivalents of $39.8 million and other invested assets of $369,000, which are not subject to regulatory restrictions.
Credit Agreements
On June 12, 2025, JRG Holdings entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Previous Credit Agreement, which provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
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
At December 31, 2025, JRG Holdings had a drawn balance of $210.8 million outstanding on the unsecured revolver of the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits JRG Holdings to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, RBC ratio and financial strength rating requirements with which the Company was in compliance at December 31, 2025.
In connection with the Credit Agreement, James River Group, Inc. (“James River Group”), a Delaware corporation and wholly owned subsidiary of JRG Holdings, entered into a Continuing Guaranty of Payment dated June 12, 2025 (a “Payment

Guaranty”). Pursuant to its Payment Guaranty, James River Group guarantees the payment and performance of the obligations of JRG Holdings under the Credit Agreement and other loan documents.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at December 31, 2025, and which, among other things, restrict our ability to issue senior indebtedness secured by James River Group’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2025 (including the Company’s repurchase of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2025.
At December 31, 2025 and December 31, 2024, the Company's leverage ratio was 27.5% and 26.6%, respectively. The leverage ratio is defined in our Credit Agreement as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
James River Insurance has access to certain credit products including advances through its membership in the Federal Home Loan Bank. Any advances would be in the form of collateralized short-term borrowings not to exceed 30% of the Company's total assets.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. These proportional quota share reinsurance agreements generally include a ceding commission paid by the reinsurer to the Company to cover acquisition costs associated with the insurance ceded. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the years ended December 31, 2025, 2024, and 2023 our net premium retention was 48.5%, 40.6% and 46.0%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2025:

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
Based upon the property catastrophe modeling of our Excess and Surplus Lines and Specialty Admitted Insurance segments, it would take an event greater than the 1 in 1,000 year PML to exhaust our $22.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $22.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
The Commercial Auto LPT with Aleka reinsures substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book” below for further information on this reinsurance agreement.
The E&S ADC with State National reinsures James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates. See “Combined Loss Portfolio Transfer and Adverse Development Cover” above for further information on this reinsurance agreement.
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
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2025:

Line of Business	Coverage
Casualty
Auto Programs	All programs are quota share coverage for 100% of limits up to $1.0 million liability and $1.0 million physical damage per occurrence; except for one program with a primary limit of $750,000 liability.
General Liability & Professional Liability – Programs	Quota share coverage for 100% of limits up to $1.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence.
Property
Property within Package - Programs	Uncapped quota share coverage for 100% of limits.
Excess Property	Quota share coverage for 100% of limits up to $45.0 million per occurrence.
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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At December 31, 2025, the allowance for credit losses on reinsurance recoverables was $1.6 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At December 31, 2025, we had reinsurance recoverables on unpaid losses of $2,026.1 million (net of a $1.6 million allowance for credit losses) and reinsurance recoverables on paid losses of $118.2 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2025:

Reinsurer	Reinsurance Recoverable as of December 31, 2025	A.M. Best Rating December 31, 2025
	(in thousands)
State National Insurance Company (including E&S ADC of $397.0 million)	$401,148	A
Swiss Reinsurance America Corporation	341,526	A+
Berkley Insurance Company	194,180	A+
Hannover Ruck SE	101,629	A+
Peak Reinsurance Company	97,222	A-
Motors Insurance Corporation	77,644	A
Cavello Bay Reinsurance Limited (E&S Top Up ADC)	51,394	A
American European Insurance Company	43,039	B-(1)
SiriusPoint America Insurance Company	37,084	A-
North Carolina Reinsurance Facility	35,300	Unrated(2)
Top 10 Total	1,380,166
Other	645,944
Total	$2,026,110
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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At December 31, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $41.3 million and Aleka's obligations under the Commercial Auto LPT was $19.9 million. At December 31, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $12.4 million.
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
The financial strength ratings assigned by A.M. Best have an impact on the ability of our insurance subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our U.S. insurance subsidiaries allow our Excess and Surplus Lines segment to actively pursue relationships with the agents and brokers identified in its marketing plans.
Series A Preferred Shares
The Company closed on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022 for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The Series A Preferred Shares are convertible into shares of common stock at the option of the holder at any time, or at the Company’s option under certain circumstances. Dividends on the Series A Preferred Shares accrue quarterly at the rate of 7% of the Liquidation Preference per annum, which may be paid in cash, in-kind in common stock or in Series A Preferred Shares, at the Company’s election.
On November 11, 2024, the Company amended the Certificate of Designations setting forth the terms of the Series A Preferred Shares to, among other things, convert 37,500 outstanding Series A Preferred Shares with a liquidation value of $37.5 million to shares of common stock at a per share price of $6.40. Following the conversion, 112,500 Series A Preferred Shares remain outstanding.
Equity
The Company issued 324,266 shares of common stock related to the vesting of restricted share units (“RSUs”) in the year ended December 31, 2025, increasing the total shares of common stock outstanding from 45,644,318 at December 31, 2024 to 45,968,584 at December 31, 2025.
Share Based Compensation Expense
For the years ended December 31, 2025, 2024, and 2023, the Company recognized $5.0 million, $6.6 million and $9.1 million, respectively, of share based compensation expense. As of December 31, 2025, the Company had $3.8 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
Equity Incentive Plans
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	—	$—	74,390	$42.17	287,974	$35.26
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Lapsed	—	$—	(74,390)	$42.17	(164,548)	$32.07
Forfeited	—	$—	—	$—	(49,036)	$35.50
End of year	—	$—	—	$—	74,390	$42.17
Exercisable, end of year	—	$—	—	$—	74,390	$42.17
The options outstanding at December 31, 2023 lapsed in the year ended December 31, 2024. At December 31, 2025, no options remain outstanding.

RSUs
The following table summarizes the RSU activity:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	885,173	$15.30	751,254	$23.48	665,458	$25.98
Granted	1,370,167	$3.76	541,520	$9.75	388,517	$24.13
Vested	(471,091)	$15.91	(276,428)	$24.80	(250,793)	$30.99
Forfeited	(444,943)	$5.29	(101,494)	$17.55	(51,928)	$24.08
PRSU performance adjustment	(39,662)	$6.49	(29,679)	$24.83	—	$—
Unvested, end of year	1,299,644	$6.61	885,173	$15.30	751,254	$23.48
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period. The RSUs granted in 2025, 2024, and 2023 include 620,108, 231,492 and 91,818 performance based restricted share units (“PRSUs”) awards, respectively. Initial PRSU awards are granted at the 100% target performance level. The Company projects the level of achievement for each award during the performance period and periodically adjusts the number of outstanding awards to reflect the number of awards expected to vest. In 2025 and 2024, performance adjustments were made to the outstanding PRSUs granted in 2024 and 2023.
Material Cash Requirements
We believe the cash generating capability of our operations, together with our revolving credit facility, and ability to raise capital through future equity offerings, will be adequate to meet our short and long-term cash requirements and provide the financial strength necessary to support our business growth.
The following table illustrates our material cash requirements by due date as of December 31, 2025:

	Payments Due by Period
	Total	2026	2027-2028	2029-2030	Thereafter
	(in thousands)
Reserve for losses and loss adjustment expenses	$3,099,418	$839,601	$1,174,121	$570,536	$515,160
Long-term debt:
Senior debt	225,800	—	210,800	—	15,000
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	7,791	2,010	3,443	2,250	88
Interest on debt obligations	127,868	22,499	37,488	17,634	50,247
Total	$3,564,932	$864,110	$1,425,852	$590,420	$684,550
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2025 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the SOFR rate as of December 31, 2025 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.

At December 31, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $92.4 million in private investment opportunities, principally in structured private credit in the form of capital efficient rated notes.
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

	Years Ended December 31,
	2025	2024	2023
Excess and Surplus Lines:
Loss Ratio	64.0%	87.6%	68.9%
Impact of retroactive reinsurance	5.1%	7.3%	0.8%
Loss Ratio including impact of retroactive reinsurance	69.1%	94.9%	69.7%

Combined Ratio	89.4%	115.1%	91.1%
Impact of retroactive reinsurance	5.1%	7.3%	0.8%
Combined Ratio including impact of retroactive reinsurance	94.5%	122.4%	91.9%

Consolidated:
Loss Ratio	66.4%	86.2%	69.9%
Impact of retroactive reinsurance	4.8%	6.2%	0.7%
Loss Ratio including impact of retroactive reinsurance	71.2%	92.4%	70.6%

Combined Ratio	96.6%	117.6%	96.5%
Impact of retroactive reinsurance	4.8%	6.2%	0.7%
Combined Ratio including impact of retroactive reinsurance	101.4%	123.8%	97.2%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$59,472	$(77,455)	$54,347
Specialty Admitted Insurance	(5,693)	6,873	4,077
Total underwriting profit (loss) of the operating segments	53,779	(70,582)	58,424
Other operating expenses of the Corporate and Other segment	(33,493)	(34,972)	(33,940)
Underwriting profit (loss) (1)	20,286	(105,554)	24,484
Losses and loss adjustment expenses - retroactive reinsurance	(28,750)	(37,237)	(4,991)
Net investment income	83,440	93,089	84,046
Net realized and unrealized (losses) gains on investments	(2,195)	3,625	10,441
Other income	3,665	6,131	4,216
Other expenses	(2,002)	(6,145)	(3,792)
Interest expense	(23,538)	(24,666)	(24,627)
Amortization of intangible assets	(363)	(363)	(363)
Impairment of intangible assets	—	—	(2,500)
Income (loss) from continuing operations before income taxes	$50,543	$(71,120)	$86,914
(1)    Underwriting profit (loss) includes gross fee income of $13.4 million, $21.0 million, and $24.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Reconciliation of Adjusted Net Operating Income
Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations, b) the impact of retroactive reinsurance accounting, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, e) severance costs associated with terminated employees, f) deemed dividends recorded with the amendment of the Series A Preferred Shares, and g) the one-time tax benefit from Domestication for business interest expenses. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income (loss) available to common shareholders for the years ended December 31, 2025, 2024 and 2023 reconciles to our adjusted net operating income (loss) as follows:

	Year Ended December 31,
	2025		2024		2023
	Income Before Taxes	Net Income	Loss Before Taxes	Net Loss	(Loss) Income Before Taxes	Net (Loss) Income
	(in thousands)
Income (loss) available to common shareholders	$40,274	$39,551	$(125,903)	$(118,269)	$(92,479)	$(118,184)
Loss from discontinued operations	2,393	2,390	17,634	17,634	168,893	168,893
Losses and loss adjustment expenses - retroactive reinsurance	28,750	22,713	37,237	29,418	4,991	3,943
Net realized and unrealized investment losses (gains)	2,195	1,734	(3,625)	(2,865)	(10,441)	(8,248)
Other expenses	1,986	1,830	6,145	5,573	1,588	1,938
Impairment of intangible assets	—	—	—	—	2,500	1,975
One-time tax benefit in connection with domestication	—	(14,078)	—	—	—	—
Series A deemed dividends	—	—	27,006	27,006	—	—
Adjusted net operating income (loss)	$75,598	$54,140	$(41,506)	$(41,503)	$75,052	$50,317

Tangible Equity (per Share) and Tangible Common Equity (per Share)
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares and the deferred retroactive reinsurance gain less goodwill and intangible assets, net of amortization. Tangible equity per share represents tangible equity divided by the sum of total shares of common stock outstanding plus the shares of common stock resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the conversion price effective as of the last day of the applicable period). Tangible common equity is defined as shareholders' equity plus the deferred retroactive reinsurance gain less goodwill and intangible assets, net of amortization. Tangible common equity per share represents tangible common equity divided by the total shares of common stock outstanding. Our definitions of tangible equity, tangible equity per share, tangible common equity and tangible common equity per share may not be comparable to that of other companies, and they should not be viewed as a substitute for shareholders’ equity and shareholders’ equity per share calculated in accordance with GAAP.
The following table reconciles shareholders’ equity to tangible common equity as of December 31, 2025, 2024 and 2023:

	As of December 31,
	2025	2024	2023
(in thousands, except per share amounts)
Shareholders’ equity	$538,153	$460,915	$534,621
Plus: Series A redeemable preferred shares	133,115	133,115	144,898
Plus: Deferred reinsurance gain	86,720	57,970	20,733
Less: Goodwill	181,831	181,831	181,831
Less: Intangible assets, net	32,087	32,450	32,813
Tangible equity	544,070	437,719	485,608
Less: Series A redeemable preferred shares	133,115	133,115	144,898
Tangible common equity	$410,955	$304,604	$340,710

Common shares outstanding	45,968,584	45,644,318	37,641,563
Common shares from assumed conversion of Series A Preferred Shares	13,521,634	13,521,634	5,971,184
Common shares outstanding after assumed conversion of Series A Preferred Shares	59,490,218	59,165,952	43,612,747

Equity per share:
Shareholders' equity	$11.71	$10.10	$14.20
Tangible equity	$9.15	$7.40	$11.13
Tangible common equity	$8.94	$6.67	$9.05

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
The majority of our investable assets are purchased with premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. Total invested assets and cash, excluding restricted cash, has an average duration of approximately 3.5 years at December 31, 2025, and fixed maturity securities and preferred stock investments in the portfolio have an average rating by at least one nationally recognized rating organization of “AA-”. See Note 3 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive (loss) income, net of taxes.
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
The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2025. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2025
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,475,375	200 bp decrease	$1,593,236	8.0%
		100 bp decrease	1,535,522	4.1%
		100 bp increase	1,412,794	(4.2)%
		200 bp increase	1,347,781	(8.6)%
Bank loan participations	155,138	200 bp decrease	$155,352	0.1%
		100 bp decrease	155,245	0.1%
		100 bp increase	155,032	(0.1)%
		200 bp increase	154,925	(0.1)%
Senior debt and junior subordinated debt	$346,100	200 bp decrease	$317,410	(8.3)%
		100 bp decrease	331,755	(4.1)%
		100 bp increase	360,444	4.1%
		200 bp increase	374,788	8.3%

Equity Price Risk
While we have largely exited our exposure to common stock, a portion of our portfolio is invested in this asset class, which has historically produced higher long-term returns relative to fixed maturities. The changes in the estimated fair value of the common stocks in our equity securities portfolio are recognized in net income.
At December 31, 2025, our common stock investments were concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes the equity price risk related to common stock and shows the effect of a hypothetical 35% increase or decrease in the fair value of the common stocks in our equity securities portfolio as of December 31, 2025. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 29.6% in 2013 and (38.5%) in 2008. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2025
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities - common stock	$2,491	35% increase	$3,363
		35% decrease	1,619
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2025. Their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included with our financial statements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 may be incorporated by reference to the definitive James River Group Holdings, Inc. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 11 may be incorporated by reference to the definitive James River Group Holdings, Inc. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 may be incorporated by reference to the definitive James River Group Holdings, Inc. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 may be incorporated by reference to the definitive James River Group Holdings, Inc. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 may be incorporated by reference to the definitive James River Group Holdings, Inc. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) Financial Statements and Financial Statement Schedules.
See “Index to Financial Statements and Schedules” on Page F-1.

(3) Exhibits

Exhibit Number	Description
2.1+
Stock Purchase Agreement dated November 8, 2023 by and among James River Group Holdings, Inc. and Fleming Intermediate Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 9, 2023, Commission File No. 001-36777)

3.1	Certificate of Incorporation of James River Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 7, 2025, Commission File No. 001-36777)
3.2
Certificate of Designations of 7% Series A Perpetual Cumulative Convertible Preferred Shares of James River Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on November 7, 2025, Commission File No. 001-36777)

3.3	By-laws of James River Group Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on November 7, 2025, Commission File No. 001-36777)
4.1+	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034
4.2+	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034
4.3+	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I
4.4+	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I
4.5+	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034
4.6+	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II
4.7+	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II
4.8+	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036
4.9+	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III
4.10+	Guarantee Agreement, dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III
4.11+	Indenture, dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037
4.12+	Amended and Restated Declaration of Trust, dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV
4.13+	Guarantee Agreement, dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV
4.14+	Indenture, dated as of January 10, 2008, among James River Group Holdings, Inc. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038
4.15+	Amended and Restated Declaration of Trust, dated as of January 10, 2008, by and among James River Group Holdings, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I

Exhibit Number	Description
4.16+	Guarantee Agreement, dated as of January 10, 2008, by and among James River Group Holdings, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I
4.17	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934
10.1+
Credit Agreement, dated as of June 12, 2025, by and among James River Group Holdings, Inc., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2025, Commission File No. 001-36777)

10.2
Continuing Guaranty of Payment, dated as of June 12, 2025, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement dated as of June 12, 2025, among James River Group Holdings, Inc., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc., as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 13, 2025, Commission File No. 001-36777)

10.3
Form of Director and Officer Indemnification Agreement for James River Group Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Form S-4, Registration No. 333-289276, filed on November 10, 2025, Commission File No. 001-36777)

10.4*
James River Group Holdings, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.5*
Amendment to the James River Group Holdings, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)

10.6*
Second Amendment to the James River Group Holdings, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2022, Commission File No. 001-36777)

10.7*
Third Amendment to the James River Group Holdings, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2024; Commission File No. 001-36777)

10.8*
Fourth Amendment to the James River Group Holdings, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2025; Commission File No. 001-36777)

10.9*
Fifth Amendment to the James River Group Holdings, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, Registration Nos. 333-200995, 333-217743, 333-231200, 333-268114, 333-283157, 333-283159, 333-291251, and 333-291252, filed with the Commission on November 10, 2025)

10.10*	Form of Performance Restricted Share Unit Agreement (James River Group Holdings, Inc. 2014 Long-Term Incentive Plan)
10.11*	Form of Service-Based Restricted Share Unit Agreement (James River Group Holdings, Inc. 2014 Long-Term Incentive Plan)
10.12*	James River Group Holdings, Inc. Short-Term Incentive Plan, as amended on April 24, 2025
10.13*
James River Group Holdings, Inc. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.14*	Amendment to the 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 1, 2019, Commission File No. 001-36777)
10.15*
Second Amendment to the James River Group Holdings, Inc. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 25, 2024; Commission File No. 001-36777)

10.16*
Third Amendment to the James River Group Holdings, Inc. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 24, 2025; Commission File No. 001-36777)

10.17*
Fourth Amendment to the James River Group Holdings, Inc. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, Registration Nos. 333-200995, 333-217743, 333-231200, 333-268114, 333-283157, 333-283159, 333-291251, and 333-291252, filed with the Commission on November 10, 2025)

Exhibit Number	Description
10.18*	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Inc., 2014 Non-Employee Director Incentive Plan)
10.19*
Amended and Restated Employment Agreement, dated as of July 30, 2024, by and between Frank D’Orazio, James River Group Holdings, Inc. and James River Group Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with on July 31, 2024; Commission File No. 001-36777)

10.20*
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Inc., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)

10.21*
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Inc., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)

10.22*
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)

10.23*
Amendment to Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 5, 2025, Commission File No. 001-36777)

10.24*
Amendment dated August 11, 2025 to Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 14, 2025, Commission File No. 001-36777)

10.25*	Amended and Restated Employment Agreement, dated December 10, 2025, by and between Michael Hoffmann and James River Group Holdings, Inc.
10.26
Investment Agreement, dated February 24, 2022, by and between James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

10.27
Amendment No. 1 to Investment Agreement, dated March 1, 2022, by and between James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.28
First Amendment to Investment Agreement, dated November 11, 2024, by and between James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

10.29
Registration Rights Agreement, dated March 1, 2022, by and between James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.30
First Amendment to the Registration Rights Agreement, dated as of November 11, 2024, by and among James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

10.31
Loss Portfolio Transfer Reinsurance Agreement dated September 27, 2021 between James River Insurance Company and James River Casualty Company and Aleka Insurance, Inc. (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.32
Trust Agreement dated September 27, 2021 among James River Insurance Company and James River Casualty Company, Aleka Insurance, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.33+
Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract dated July 2, 2024 between James River Insurance Company and James River Casualty Company and State National Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 9, 2024; Commission File No. 001-36777)

10.34
Subscription Agreement, dated November 11, 2024, by and between James River Group Holdings, Inc. and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

10.35
Registration Rights Agreement, dated December 23, 2024, by and among James River Group Holdings, Inc. and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed on March 4, 2025, Commission File No. 001-36777)

Exhibit Number	Description
10.36+
Adverse Development Cover Reinsurance Contract, dated November 11, 2024, by and between James River Insurance Company and James River Casualty Company, and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

19.1	James River Group Holdings, Inc. Insider Trading Policy
21.1	List of subsidiaries of James River Group Holdings, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	James River Group Holdings, Inc. Executive Officer Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.
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

JAMES RIVER GROUP HOLDINGS, INC.
By:	/s/ Frank N. D’Orazio	March 3, 2026
Frank N. D’Orazio Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Frank N. D’Orazio	Chief Executive Officer and Director	March 3, 2026
Frank N. D'Orazio	(Principal Executive Officer)

/s/ Sarah C. Doran	Chief Financial Officer	March 3, 2026
Sarah C. Doran	(Principal Financial Officer)

/s/ Michael E. Crow	Principal Accounting Officer	March 3, 2026
Michael E. Crow

/s/ Christine LaSala	Director, Non-Executive Chairperson of the Board	March 3, 2026
Christine LaSala

/s/ Matthew B. Botein	Director	March 3, 2026
Matthew B. Botein

/s/ Thomas L. Brown	Director	March 3, 2026
Thomas L. Brown

/s/ Joel D. Cavaness	Director	March 3, 2026
Joel D. Cavaness

/s/ Kirstin M. Gould	Director	March 3, 2026
Kirstin M. Gould

/s/ Dennis J. Langwell	Director	March 3, 2026
Dennis J. Langwell

/s/ Peter B. Migliorato	Director	March 3, 2026
Peter B. Migliorato

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of James River Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2026, expressed an unqualified opinion thereon.

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

Valuation of reserves for losses and loss adjustment expenses
Description of the Matter	At December 31, 2025, the incurred but not reported (IBNR) reserves represent a material portion of the Company’s gross reserve for losses and loss adjustment expenses, totaling a balance of $3.099 billion, the majority of which is comprised of the Company’s Excess & Surplus Lines segment. As described in Notes 1 and 8 of the consolidated financial statements, reserves for losses and loss adjustment expenses reflect the estimated ultimate cost of all incurred unpaid claims including estimates of claims incurred but not reported and loss adjustment expenses as of the balance sheet date. The estimate of IBNR relies on key judgments and actuarial assumptions, including initial expected loss ratios, incurred and paid loss development factors, and weighting of actuarial methods by line of business and accident year. The Company's Reserve Committee utilizes the actuarial results, in addition to other information, in determining management’s best estimate of recorded reserves.

The subjectivity and uncertainty of estimating the IBNR reserve is caused by various factors including the uncertainty of future frequency and severity of claims, economic and social trends including inflation and litigation, changes in the business and exposure mix, as well as changes in operations. As such, performing audit procedures to evaluate the IBNR reserve required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the valuation of the IBNR reserve. This included testing controls that management has in place over the inputs, methods and assumptions used in estimating the reserve.

To test the IBNR reserve, we evaluated the actuarial methods and assumptions used by the Company with the assistance of our actuarial specialists as well as other judgments made by management in determining their best estimate of recorded reserves. We compared the Company’s prior year assumptions of expected development of ultimate loss to actual losses incurred during the current year to identify potential management bias in the determination of the IBNR reserve. We independently projected reserves for selected lines of business using actual historical data and loss development patterns, as well as industry data and other benchmarks where applicable, and compared management’s recorded reserves to these independent estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Atlanta, Georgia
March 3, 2026

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited James River Group Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, James River Group Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 3, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
March 3, 2026

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2025	2024
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2025 – $1,448,750; 2024 – $1,278,337)	$1,404,774	$1,189,733
Equity securities, at fair value (cost: 2025 – $66,916; 2024 – $82,678)	73,092	86,479
Bank loan participations, at fair value	155,138	142,410
Short-term investments	—	97,074
Other invested assets	64,152	36,700
Total invested assets	1,697,156	1,552,396
Cash and cash equivalents	260,941	362,345
Restricted cash equivalents	8,481	28,705
Accrued investment income	12,744	10,534
Premiums receivable and agents’ balances, net	153,638	243,882
Reinsurance recoverable on unpaid losses, net	2,026,110	1,996,913
Reinsurance recoverable on paid losses	118,243	101,210
Prepaid reinsurance premiums	203,950	296,635
Deferred policy acquisition costs	31,286	30,175
Intangible assets, net	32,087	32,450
Goodwill	181,831	181,831
Deferred tax assets, net	64,896	61,170
Income taxes receivable	—	22,317
Other assets	68,567	86,513
Total assets	$4,859,930	$5,007,076

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2025	2024
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,099,418	$3,084,406
Unearned premiums	447,644	572,034
Payables to reinsurers	68,459	132,922
Funds held	7,485	25,157
Deferred reinsurance gain	86,720	57,970
Senior debt	225,800	200,800
Junior subordinated debt	104,055	104,055
Accrued expenses	31,006	53,178
Income taxes payable	13,572	—
Other liabilities	104,503	182,524
Total liabilities	4,188,662	4,413,046
Commitments and contingent liabilities
Series A redeemable preferred shares – 2025 and 2024: 165,000 shares authorized; 112,500 shares issued and outstanding	133,115	133,115
Shareholders’ equity:
Common stock – 2025 and 2024: $0.0002 par value; 200,000,000 shares authorized; 45,968,584 and 45,644,318 shares issued and outstanding, respectively	9	9
Preferred stock – 2025 and 2024: $0.00125 par value; 19,835,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	937,611	933,311
Retained deficit	(364,726)	(402,408)
Accumulated other comprehensive loss	(34,741)	(69,997)
Total shareholders’ equity	538,153	460,915
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$4,859,930	$5,007,076

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$1,172,319	$1,431,772	$1,508,660
Ceded written premiums	(603,504)	(850,918)	(814,759)
Net written premiums	568,815	580,854	693,901
Change in net unearned premiums	31,473	19,342	14,104
Net earned premiums	600,288	600,196	708,005
Net investment income	83,440	93,089	84,046
Net realized and unrealized gains (losses) on investments	(2,195)	3,625	10,441
Other income	6,081	10,716	9,517
Total revenues	687,614	707,626	812,009
Expenses:
Losses and loss adjustment expenses	427,204	554,374	500,157
Other operating expenses	183,964	193,198	193,656
Other expenses	2,002	6,145	3,792
Interest expense	23,538	24,666	24,627
Amortization of intangible assets	363	363	363
Impairment of intangible assets	—	—	2,500
Total expenses	637,071	778,746	725,095
Income (loss) from continuing operations before income taxes	50,543	(71,120)	86,914
Income tax expense (benefit) on continuing operations:
Current	13,821	3,562	31,677
Deferred	(13,098)	(11,196)	(5,972)
	723	(7,634)	25,705
Net income (loss) from continuing operations	49,820	(63,486)	61,209
Discontinued operations (Note 2):
Loss from discontinued operations	—	(13,583)	(88,493)
Loss on disposal of discontinued operations	(2,393)	(4,051)	(80,400)
Total loss from discontinued operations	(2,393)	(17,634)	(168,893)
Net income (loss)	47,427	(81,120)	(107,684)
Dividends on Series A preferred shares	(7,876)	(37,149)	(10,500)
Net income (loss) available to common shareholders	$39,551	$(118,269)	$(118,184)

Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $9,372 in 2025, $(1,668) in 2024, and $6,384 in 2023	35,256	(6,276)	99,323
Total comprehensive income (loss)	$82,683	$(87,396)	$(8,361)

Net income (loss) per common share:
Basic
Continuing operations	$0.91	$(2.60)	$1.35
Discontinued operations	$(0.05)	$(0.46)	$(4.49)
	$0.86	$(3.06)	$(3.14)
Diluted
Continuing operations	$0.83	$(2.60)	$1.34
Discontinued operations	$(0.04)	$(0.46)	$(4.47)
	$0.79	$(3.06)	$(3.13)
Dividend declared per common share	$0.04	$0.16	$0.20
Weighted-average common shares outstanding:
Basic	45,968,359	38,685,003	37,618,660
Diluted	60,013,622	38,685,003	37,810,440

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares Outstanding	Common Stock (Par)	Preferred Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2022	37,470,237	$7	$—	$868,858	$(152,055)	$(163,044)	$553,766
Net loss	—	—	—	—	(107,684)	—	(107,684)
Other comprehensive income	—	—	—	—	—	99,323	99,323
Vesting of RSUs	171,326	—	—	(1,734)	—	—	(1,734)
Compensation expense under share incentive plans	—	—	—	9,116	—	—	9,116
Dividends on Series A preferred shares	—	—	—	—	(10,500)	—	(10,500)
Dividends on common stock	—	—	—	—	(7,666)	—	(7,666)
Balances at December 31, 2023	37,641,563	$7	$—	$876,240	$(277,905)	$(63,721)	$534,621
Net loss	—	—	—	—	(81,120)	—	(81,120)
Other comprehensive loss	—	—	—	—	—	(6,276)	(6,276)
Conversion of Series A Preferred Shares to common stock (Notes 12 and 13)	5,859,375	1	—	38,788	(1,289)	—	37,500
Extinguishment of Series A Preferred Shares - deemed dividend (Note 12)	—	—	—	—	(25,717)	—	(25,717)
Enstar common stock investment (Note 13)	1,953,125	1	—	12,499	—	—	12,500
Vesting of RSUs	190,255	—	—	(847)	—	—	(847)
Compensation expense under share incentive plans	—	—	—	6,631	—	—	6,631
Dividends on Series A preferred shares	—	—	—	—	(10,143)	—	(10,143)
Dividends on common stock	—	—	—	—	(6,234)	—	(6,234)
Balances at December 31, 2024	45,644,318	$9	$—	$933,311	$(402,408)	$(69,997)	$460,915
Net income	—	—	—	—	47,427	—	47,427
Other comprehensive income	—	—	—	—	—	35,256	35,256
Vesting of RSUs	324,266	—	—	(745)	—	—	(745)
Compensation expense under share incentive plans	—	—	—	5,045	—	—	5,045
Dividends on Series A preferred shares	—	—	—	—	(7,876)	—	(7,876)
Dividends on common stock	—	—	—	—	(1,869)	—	(1,869)
Balances at December 31, 2025	45,968,584	$9	$—	$937,611	$(364,726)	$(34,741)	$538,153

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating activities
Net income (loss)	$47,427	$(81,120)	$(107,684)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred policy acquisition costs	(66,552)	(65,580)	(73,333)
Amortization of policy acquisition costs	65,441	69,261	96,453
Net realized and unrealized losses on investments	2,195	6,985	43,251
Impairment of intangible assets	—	—	2,500
Distributions from equity method investments	4,095	405	43
Income from equity method investments	(1,673)	(4,133)	(4,881)
Loss on disposal of discontinued operations	—	(2,193)	80,400
Deferred U.S. federal income tax benefit	(13,098)	(11,205)	(5,972)
Provision for depreciation and amortization	(717)	(709)	(475)
Share based compensation expense	5,045	6,631	9,116
Excess tax benefits from equity incentive plan transactions	984	740	449
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	15,012	453,149	278,778
Unearned premiums	(124,390)	(24,237)	(70,894)
Premiums receivable and agents’ balances	90,244	15,374	22,594
Reinsurance balances	10,742	(552,549)	(66,274)
Funds held	(17,672)	(66,942)	(107,922)
Payable to insurance companies	—	(3,385)	2,129
Other	(35,869)	12,423	(10,325)
Net cash (used in) provided by operating activities (a)	(18,786)	(247,085)	87,953
Investing activities
Sale of JRG Re	—	96,412	—
Fixed maturity securities:
Purchases	(336,938)	(178,818)	(197,360)
Sales	15,418	200,178	34,537
Maturities and calls	152,346	162,472	139,867
Equity Securities:
Purchases	(8,488)	(11,319)	(11,869)
Sales and redemptions	22,438	56,852	12,625
Bank loan participations:
Purchases	(133,282)	(109,103)	(72,580)
Sales	86,319	83,564	52,016
Maturities	32,212	36,628	27,605
Other invested assets:
Purchases	(33,841)	(5,075)	(13,775)
Return of capital	3,261	1,160	2,793
Proceeds from sales and repayments	706	4,077	10,133
Securities receivable or payable, net	(8,468)	(169)	3,499
Short-term investments, net	97,074	(24,937)	35,675
Purchases of property and equipment	(4,801)	(4,890)	(6,434)
Net cash (used in) provided by investing activities	(116,044)	307,032	16,732
Financing activities
Senior debt issuances	25,000	—	—
Senior debt repayments	—	(21,500)	—
Enstar common stock investment (Note 13)	—	12,500	—
Payroll taxes withheld and remitted on net settlement of RSUs	(745)	(847)	(1,734)
Dividends on Series A preferred shares	(7,876)	(12,768)	(10,500)
Dividends on common stock	(1,998)	(6,231)	(7,746)
Payment of debt issuance costs	(1,179)	—	(1,135)
Net cash provided by (used in) financing activities	13,202	(28,846)	(21,115)
Change in cash, cash equivalents, and restricted cash equivalents	(121,628)	31,101	83,570
Cash, cash equivalents, and restricted cash equivalents at beginning of year	391,050	359,949	276,379
Cash, cash equivalents, and restricted cash equivalents at end of year	$269,422	$391,050	$359,949
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Supplemental information
U.S. federal income taxes (refunded) paid, net	$(21,781)	$25,104	$45,330
U.S. state income taxes paid	$289	$546	$367
Interest paid	$25,689	$28,740	$30,697

Restricted cash equivalents at beginning of year	$28,705	$72,449	$103,215
Restricted cash equivalents at end of year	8,481	28,705	72,449
Change in restricted cash equivalents	$(20,224)	$(43,744)	$(30,766)
(a) Cash provided by (used in) operating activities for the years ended December 31, 2025, 2024, and 2023 reflects the activity in restricted cash equivalents above. As permitted under the agreements establishing the Indemnity Trust and the LPT Trust, we have withdrawn collateral from the Indemnity Trust and the LPT Trust to fund the Loss Fund Trust as required under the Administrative Services Agreement. Amounts on deposit in the Loss Fund Trust are included in restricted cash equivalents on the Company's consolidated balance sheets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity above, cash provided by (used in) operating activities was $1.4 million, $(203.3) million, and $118.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The $203.3 million of cash used in operating activities for the year ended December 31, 2024 primarily reflects the $313.2 million and $52.8 million of reinsurance premium paid in 2024 related to the E&S ADC and E&S Top Up ADC (See Note 8).
See accompanying notes.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023

1.    Accounting Policies
Organization
James River Group Holdings, Inc. (referred to as “JRG Holdings” or, with its subsidiaries, the “Company”) is a Delaware holding company organized for the purpose of acquiring and managing insurance entities.
The Company owns five insurance companies based in the United States (“U.S.”) focused on specialty insurance niches as described below:
•    James River Group is a Delaware domiciled insurance holding company formed in 2002, which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations.
•    James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state and the District of Columbia.
•    Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National primarily writes specialty admitted fronting and program business.
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
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. The Company determined that the sale of JRG Re, which closed on April 16, 2024, represented a strategic shift that had a major effect on the Company's operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations for all periods presented in this Annual Report on Form 10-K. See Note 2 for additional disclosure.
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
Bank Loan Participations
Bank loan participations are managed by a specialized outside investment manager. The Company has elected the fair value option to account for bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as net realized and unrealized gains (losses) on investments.
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2025 or 2024.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Other Invested Assets
Other invested assets at December 31, 2025 and 2024 include the Company’s interests in private debt and equity investments. The investments are primarily focused in structured private credit, renewable energy, and limited partnerships. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment.
Short-Term Investments
Short-term investments are carried at amortized cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.
Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses based on the Company’s assessment of the collectability of receivables that are past due, historical collection percentages, and consideration of current economic conditions and expectations of future conditions that could affect ultimate collections. Receivables greater than 90 days past due were $17.0 million and $16.4 million at December 31, 2025 and 2024, respectively. The allowance for credit losses was $19.7 million and $22.3 million at December 31, 2025 and 2024, respectively. Credit loss expense was $442,000 for the year ended December 31, 2025, $6.9 million for the year ended December 31, 2024, and $2.8 million for the year ended December 31, 2023. Receivables written off against the allowance for credit losses totaled $3.0 million for the year ended December 31, 2025, $2.5 million for the year ended December 31, 2024, and $1.2 million for the year ended December 31, 2023. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Premiums, commissions, and losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. The Company uses a provision matrix to calculate the allowance for credit losses on reinsurance recoverables by applying impairment rates based on historical loss data to similarly rated reinsurance companies based on the expected duration of the receivables. The Company also considers the expected impact of current and future expected economic conditions and adjusts estimates if needed based on an evaluation of these factors. The allowance for credit losses on reinsurance recoverables at December 31, 2025 and 2024 was $1.6 million and $1.2 million, respectively. Other amounts payable to reinsurers or receivable from reinsurers are netted where the right of offset exists. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
loss experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected loss experience under the contracts.
Other Income
Other income is principally comprised of broker incentive income in the Excess and Surplus Lines segment ($3.3 million, $5.4 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively) and fee income in the Specialty Admitted Insurance segment earned on policies for which the segment has no exposure to underwriting risk. Fee income of $2.4 million, $4.6 million, and $5.3 million is included in other income for the years ended December 31, 2025, 2024, and 2023, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
Income Taxes
Deferred tax assets and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective U.S. tax basis. Deferred tax assets and liabilities are measured using enacted U.S. corporate tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance only when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company determined that no valuation allowance was necessary at December 31, 2025 or 2024.
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
Retroactive Reinsurance Accounting
Loss portfolio transfers and adverse development covers are forms of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business for losses that have already occurred ("retroactive"), as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. The Company periodically reevaluates the remaining reserves subject to loss portfolio transfers and adverse development covers, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method.
Share Based Compensation
The Company expenses the fair value of stock equity awards over the vesting period of the award on a straight-line basis. Compensation cost for performance restricted stock units (“PRSU”) is based upon the probable outcome of performance conditions. The Black-Scholes-Merton option pricing model is used to value options granted (see Note 14). Forfeitures of share-based awards are recognized as they occur. As the share based compensation expense is incurred, a corresponding increase to additional paid-in capital in shareholders’ equity is recognized. Share based compensation expense is reflected in “other operating expenses” in the accompanying consolidated statements of income (loss) and comprehensive income (loss).
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.3 million and $7.7 million as of December 31, 2025 and 2024, respectively, representing the Company’s maximum exposure to loss.
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the consolidated financial statements.

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except share and per share amounts)
Net income (loss) from continuing operations	$49,820	$(63,486)	$61,209
Less: Dividends on Series A preferred shares	(7,876)	(37,149)	(10,500)
Income (loss) from continuing operations available to common shareholders	$41,944	$(100,635)	$50,709
Loss from discontinued operations	(2,393)	(17,634)	(168,893)
Net income (loss) available to common shareholders	$39,551	$(118,269)	$(118,184)

Weighted average common shares outstanding:
Basic	45,968,359	38,685,003	37,618,660
Dilutive potential common shares	14,045,263	—	191,780
Diluted	60,013,622	38,685,003	37,810,440

Net income (loss) per common share:
Basic
Continuing operations	$0.91	$(2.60)	$1.35
Discontinued operations	$(0.05)	$(0.46)	$(4.49)
	$0.86	$(3.06)	$(3.14)
Diluted
Continuing operations	$0.83	$(2.60)	$1.34
Discontinued operations	$(0.04)	$(0.46)	$(4.47)
	$0.79	$(3.06)	$(3.13)
For the year ended December 31, 2025, all potential common shares were dilutive and included in the calculation of diluted earnings (loss) per common share. For the years ended December 31, 2024, and 2023, potential common shares of 7,886,906, and 5,722,915, respectively, were excluded from the calculation of diluted earnings (loss) per common share as their effects were anti-dilutive.
The Company amended the Series A Preferred Shares on November 11, 2024, which, among other things, reduced the voluntary conversion price (see Note 12). The lower conversion price results in a higher number of potential shares of common stock under an assumed conversion when the Series A Preferred Shares are determined to be dilutive in the earnings per share calculation. In applying the if-converted method in the calculation of diluted earnings per share from continuing operations when the Series A Preferred Shares are dilutive, the dividends on the Series A Preferred Shares are added back to income from continuing operations available to common shareholders in the numerator of the calculation and the additional shares of common stock from an assumed conversion of the Series A Preferred Shares are added in the denominator of the calculation.
Adopted Accounting Standards
The guidance in ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures was designed to increase transparency about income tax information through improvements to the rate reconciliation and disclosure of income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted the new standard effective with this Form 10-K by providing additional disclosures in Note 15. The new standard did not have a material impact on the Company's financial statements.
No other accounting standards were adopted during the year ended December 31, 2025 that had a material impact on our financial statements.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Prospective Accounting Standards
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
The guidance in ASU 2025-06, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal -Use Software removes the concept of project stages and requires the capitalization of software costs when management has committed to funding the software project and it is probable that the project will be completed. This ASU is effective for fiscal years beginning after December 15, 2027, but early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the impact of adopting this new guidance, but does not expect that the standard will have a material impact on our financial statements.
There are no other prospective accounting standards which are expected to have a material impact on our financial statements subsequent to December 31, 2025.
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
As required by the Stock Purchase Agreement, the Company and Fleming engaged in a post-closing purchase price true-up process. The Company agreed with an initial $11.4 million downward adjustment to the Closing Date Purchase Price due to investment portfolio valuation losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the date of closing, which downward adjustment was paid to Fleming on October 18, 2024. On April 18, 2025, the independent accounting firm appointed by the parties issued its final determination, concluding the post-closing purchase price true-up process. Pursuant to this final determination, the Company paid $522,789 to Fleming on April 29, 2025 comprised of a $483,625 final downward adjustment to the Closing Date Purchase Price and interest due according to the terms of the Stock Purchase Agreement.
The Company determined that the sale of JRG Re represented a strategic shift that had a major effect on its operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations for all periods presented in this Annual Report on Form 10-K.
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, the Company recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. At December 31, 2024, the estimated loss on sale was revised to $78.3 million. The Company also recognized losses of $53.2 million for the year ended December 31, 2023 associated with JRG Re's fixed maturity securities as the Company no longer had the intent or ability to hold securities in an unrealized loss position until a recovery of their fair value could occur. The losses are included in net realized and unrealized (losses) gains on investments in the operating results presented below.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The loss on disposal for the year ended December 31, 2024 of $4.1 million includes the $2.1 million gain for the change in the estimated loss on sale and selling costs incurred of $6.2 million. For the year ended December 31, 2025, the loss on disposal of $2.4 million includes the $522,789 downward adjustment to the Closing Date Purchase Price plus interest and $1.9 million of additional selling costs incurred by the Company related to the sale of JRG Re.

The operating results of JRG Re reported in discontinued operations were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues:
Gross written premiums	$—	$1,137	$17,357
Ceded written premiums	—	877	2,178
Net written premiums	—	2,014	19,535
Change in net unearned premiums	—	8,371	75,874
Net earned premiums	—	10,385	95,409
Net investment income	—	4,432	23,038
Net realized and unrealized (losses) gains on investments	—	(9,472)	(53,693)
Total revenues	—	5,345	64,754
Expenses:
Losses and loss adjustment expenses	—	13,157	120,294
Other operating expenses	—	5,039	27,983
Other expenses	—	—	1,402
Interest expense	—	732	3,568
Total expenses	—	18,928	153,247
Loss from discontinued operations	—	(13,583)	(88,493)
Loss on disposal of discontinued operations	(2,393)	(4,051)	(80,400)
Total loss from discontinued operations	(2,393)	(17,634)	(168,893)
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Net cash used in operating activities of discontinued operations	$—	$(25,115)	$(115,907)
Net cash provided by investing activities of discontinued operations	—	63,104	115,145
Net cash provided by (used in) discontinued operations	$—	$37,989	$(762)
Interest paid by discontinued operations	$—	$1,388	$3,951

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2025
Fixed maturity securities:
State and municipal	$237,366	$1,164	$(19,053)	$219,477
Residential mortgage-backed	483,074	3,239	(13,595)	472,718
Corporate	589,477	5,461	(17,184)	577,754
Commercial mortgage and asset-backed	124,507	187	(4,159)	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,326	28	(64)	14,290
Total fixed maturity securities, available-for-sale	$1,448,750	$10,079	$(54,055)	$1,404,774
December 31, 2024
Fixed maturity securities:
State and municipal	$223,009	$598	$(27,043)	$196,564
Residential mortgage-backed	352,064	32	(25,869)	326,227
Corporate	503,610	1,358	(29,483)	475,485
Commercial mortgage and asset-backed	178,238	112	(7,892)	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,416	2	(419)	20,999
Total fixed maturity securities, available-for-sale	$1,278,337	$2,102	$(90,706)	$1,189,733
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2025 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$34,093	$33,910
After one year through five years	418,689	413,159
After five years through ten years	235,889	228,537
After ten years	152,498	135,915
Residential mortgage-backed	483,074	472,718
Commercial mortgage and asset-backed	124,507	120,535
Total	$1,448,750	$1,404,774
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2025
Fixed maturity securities:
State and municipal	$26,425	$(369)	$152,646	$(18,684)	$179,071	$(19,053)
Residential mortgage-backed	63,405	(193)	171,993	(13,402)	235,398	(13,595)
Corporate	61,910	(243)	214,235	(16,941)	276,145	(17,184)
Commercial mortgage and asset-backed	7,662	(19)	78,130	(4,140)	85,792	(4,159)
U.S. Treasury securities and obligations guaranteed by the U.S. government	241	(2)	4,810	(62)	5,051	(64)
Total fixed maturity securities, available-for-sale	$159,643	$(826)	$621,814	$(53,229)	$781,457	$(54,055)
December 31, 2024
Fixed maturity securities:
State and municipal	$35,979	$(1,087)	$146,547	$(25,956)	$182,526	$(27,043)
Residential mortgage-backed	179,807	(5,285)	140,559	(20,584)	320,366	(25,869)
Corporate	149,149	(4,281)	220,743	(25,202)	369,892	(29,483)
Commercial mortgage and asset-backed	17,991	(65)	101,525	(7,827)	119,516	(7,892)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,653	(115)	12,412	(304)	20,065	(419)
Total fixed maturity securities, available-for-sale	$390,579	$(10,833)	$621,786	$(79,873)	$1,012,365	$(90,706)

At December 31, 2025, the Company held fixed maturity securities of 369 issuers that were in an unrealized loss position with a total fair value of $781.5 million and gross unrealized losses of $54.1 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At December 31, 2025, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of expected cash flows equals or exceeds a security's amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturities at December 31, 2025 or December 31, 2024. During the year ended December 31, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company's inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
At December 31, 2025, the Company's bank loan portfolio had an aggregate unpaid principal balance of $161.2 million and an aggregate fair value of $155.1 million. Investment income on bank loan participations included in net investment income was $12.8 million, $17.0 million, $12.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. Net realized and unrealized gains (losses) on investments includes gains of $777,000, losses of $620,000, and gains of $9.0 million related to changes in unrealized gains and losses on bank loan participations for the years ended December 31, 2025, 2024, and 2023, respectively. Management concluded that $203,000, $3.3 million, and $397,000 of the net realized and unrealized gains (losses) were due to credit-related impairments for the years ended December 31, 2025, 2024, and 2023, respectively. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2025 or 2024.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed maturity securities	$53,181	$48,262	$49,793
Bank loan participations	12,830	16,992	11,984
Equity securities	5,447	7,424	6,548
Other invested assets	3,229	4,855	5,049
Cash, cash equivalents, restricted cash equivalents, and short-term investments	12,418	19,249	13,703
Gross investment income	87,105	96,782	87,077
Investment expense	(3,665)	(3,693)	(3,031)
Net investment income	$83,440	$93,089	$84,046

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed maturity securities:
Gross realized gains	$467	$1,613	$—
Gross realized losses	(393)	(2,891)	(339)
	74	(1,278)	(339)
Equity securities:
Gross realized gains	1,016	11,061	1,845
Gross realized losses	(2,987)	(1,439)	(320)
Changes in fair values of equity securities	2,374	(873)	3,722
	403	8,749	5,247
Bank loan participations:
Gross realized gains	541	845	306
Gross realized losses	(3,992)	(4,069)	(3,806)
Changes in fair values of bank loan participations	777	(620)	9,049
	(2,674)	(3,844)	5,549
Short-term investments and other:
Gross realized gains	4	1	2
Gross realized losses	(2)	(2)	(18)
Changes in fair values of short-term investments and other	—	(1)	—
	2	(2)	(16)
Total	$(2,195)	$3,625	$10,441
The change in the Company’s available-for-sale fixed maturity gross unrealized net losses was $44.6 million, $(7.9) million and $30.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in structured private credit, renewable energy, and limited partnerships.

	Carrying Value		Investment Income
	December 31,		Year Ended December 31,
	2025	2024	2025	2024	2023
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$7,274	$7,690	$(369)	$1,447	$2,375
Corporate & Other	—	—	—	293	524
	7,274	7,690	(369)	1,740	2,899
Renewable energy notes receivable (b)
Excess and Surplus Lines	—	—	—	61	108
Corporate & Other	—	—	—	77	136
	—	—	—	138	244
Limited partnerships (c)
Excess and Surplus Lines	13,108	14,644	1,828	2,393	1,566
Corporate & Other	369	464	—	—	—
	13,477	15,108	1,828	2,393	1,566
Private Debt (d)
Excess and Surplus Lines	43,401	13,902	1,770	584	340
Corporate & Other	—	—	—	—	—
	43,401	13,902	1,770	584	340
Total other invested assets
Excess and Surplus Lines	63,783	36,236	3,229	4,485	4,389
Corporate & Other	369	464	—	370	660
	$64,152	$36,700	$3,229	$4,855	$5,049
(a)    The Company’s Excess and Surplus Lines segment owns equity interests ranging from 3.6% to 5.0% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Company’s former Non-Executive Chairman invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. The Company received proceeds of $3.6 million, comprised of $3.1 million in the Excess and Surplus Lines segment and $524,000 in the Corporate and Other segment during the year ended December 31, 2023. During the year ended December 31, 2024, the Company received additional proceeds from the sales of $1.7 million in the Excess and Surplus Lines segment and $293,000 in the Corporate and Other segment. The Company received cash distributions from all renewable energy investments totaling $48,000 and $439,000 for the years ended December 31, 2025 and 2024, respectively.
(b)    The Company's Excess and Surplus Lines and Corporate and Other segments invested in two notes receivable for renewable energy projects. Interest on the notes was fixed at 12%. During the year ended December 31, 2024, the Company received final principal repayments of $608,000 and $761,000 on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively.
(c)    The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
partnerships is recognized under the equity method of accounting. During the year ended December 31, 2025, the Company redeemed its investment in one of the limited partnerships for $5.9 million in proceeds. At December 31, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $11.7 million in these limited partnerships.
(d)    The Company's Excess and Surplus Lines segment holds ten notes receivable for structured private credit. Interest on two notes maturing in 2031 is fixed at 4.25% and 5.25%. Interest on two notes maturing in 2035 is fixed at 6.50% and 8.00%. Interest on three notes maturing in 2035 is fixed at 6.00%, 7.00%, and 8.00%. Interest on three notes maturing in 2064 is fixed at 6.79%, 8.04%, and 9.04%. At December 31, 2025, the Company's Excess and Surplus Lines segment has outstanding commitments to invest another $80.7 million in these notes.
On April 10, 2025, the Company entered into an investment agreement with Sixth Street, the parent of Enstar Group Limited (“Enstar”). Pursuant to the agreement, the Company's Excess and Surplus Lines segment has invested $784,000 and $10.5 million within limited partnerships and collateralized notes receivable for structured private credit, respectively, at December 31, 2025. During the year ended December 31, 2025, the Company earned investment income of $498,000 from the investment and has outstanding commitments to invest another $63.5 million in the investment at December 31, 2025.
At December 31, 2025 and 2024 cash and investments with fair values of $73.8 million and $76.6 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
4.    Deferred Policy Acquisition Costs
An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of period	$30,175	$31,497	$32,837
Policy acquisition costs deferred:
Commissions	50,084	43,720	47,665
Underwriting and other issue expenses	16,468	20,918	23,628
	66,552	64,638	71,293
Amortization of policy acquisition costs	(65,441)	(65,960)	(72,633)
Net change	1,111	(1,322)	(1,340)
Balance at end of period	$31,286	$30,175	$31,497
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
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2025, 2024 and 2023 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2025 and 2024 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2025 and 2024. The most recent goodwill impairment losses occurred in 2010.
Specifically identifiable intangible assets were acquired in the Merger. In September, 2023, the Company sold the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business. During the fourth quarters of 2025, 2024 and 2023, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. There were no additional impairments recognized in 2025, 2024, or 2023.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		December 31,
		2025		2024
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	8,188	11,611	7,825
Identifiable intangible assets subject to amortization		11,611	8,188	11,611	7,825
		$40,275	$8,188	$40,275	$7,825
Future estimated amortization of specifically identifiable intangible assets as of December 31, 2025 is as follows (in thousands):

2026	$363
2027	363
2028	363
2029	363
2030	363
Thereafter	1,608
Total	$3,423
The table below summarizes the changes in the net carrying values of intangible assets by segment for the year ended December 31, 2025:

	December 31, 2024			December 31, 2025
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	3,785	(363)	—	3,422
	28,385	(363)	—	28,022
Specialty Admitted Insurance
Insurance licenses and authorities	4,065	—	—	4,065
	4,065	—	—	4,065
Total identifiable intangible assets	$32,450	$(363)	$—	$32,087

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
6.    Property and Equipment, Net
Property and equipment, net of accumulated depreciation, is included in "other assets" on the consolidated balance sheets and consists of the following:

	December 31,
	2025	2024
	(in thousands)
Electronic data processing hardware and software	$29,499	$24,902
Furniture and equipment	1,537	1,763
Property and equipment, cost basis	31,036	26,665
Accumulated depreciation	(9,096)	(6,892)
Property and equipment, net	$21,940	$19,773
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
At December 31, 2025, lease liabilities and right-of-use assets associated with the Company's operating leases were $7.0 million and $6.8 million, respectively ($5.6 million and $5.3 million at December 31, 2024, respectively). The weighted-

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
average discount rate and weighted average remaining lease term for operating leases was 4.9% and 4.2 years, respectively, as of December 31, 2025.
The table below summarizes maturities of the Company’s operating lease liabilities as of December 31, 2025, which reconciles to total lease liabilities included in other liabilities on the Company’s consolidated balance sheets:

Years ending December 31,	(in thousands)
2026	$2,010
2027	1,897
2028	1,546
2029	1,191
2030	1,059
Thereafter	88
Total lease payments	7,791
Less imputed interest	(771)
Total operating lease liabilities	$7,020
Operating lease liabilities include $4.6 million associated with office space in a building that is owned by a partnership in which the Company has a minority interest.
Operating lease costs were $3.4 million, $4.1 million, and $4.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Operating lease costs are primarily comprised of rental expense for operating leases. Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Operating lease costs are included in other operating expenses in the Company's consolidated statements of income (loss) and comprehensive income (loss).
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $1.6 million, $1.2 million, and $660,000 at December 31, 2025, 2024, and 2023, respectively.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,086,278	$1,246,973	$1,080,766
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	400,003	441,058	463,530
Prior years - retroactive reinsurance	28,750	37,237	4,991
Prior years - excluding retroactive reinsurance	(1,549)	76,079	31,636
Total incurred losses and loss and adjustment expenses	427,204	554,374	500,157
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	17,842	31,313	32,410
Prior years	395,191	333,277	296,549
Total loss and loss adjustment expense payments	413,033	364,590	328,959
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	28,750	37,237	4,991
Deduct: Loss reserves ceded in E&S ADC	—	313,242	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,071,699	1,086,278	1,246,973
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	2,027,719	1,998,128	1,359,134
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$3,099,418	$3,084,406	$2,606,107
The foregoing reconciliation shows that $1.5 million of net favorable development was experienced in 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This net favorable reserve development included $5.0 million of net favorable development in the Excess and Surplus Lines segment and $3.5 million of net adverse development in the Specialty Admitted Insurance segment. The $5.0 million of net favorable development in the Excess and Surplus Lines segment is net of $51.4 million ceded to the E&S Top Up ADC. The E&S Top Up ADC is not in a gain position, thus it is not subject to retroactive reinsurance accounting and there are no deferrals related to the E&S Top Up ADC in 2025. Accordingly, all cessions to the E&S Top Up ADC in 2025 reduce net incurred losses and loss adjustment expenses. Additionally, the net favorable development excludes $27.2 million of adverse development ceded to the Commercial Auto LPT and E&S ADC that was deferred under retroactive reinsurance accounting. The $27.2 million is included in net incurred losses and loss adjustment expenses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
The foregoing reconciliation shows that $76.1 million of net adverse development was experienced in 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This net adverse reserve development included $76.7 million of net adverse development in the Excess and Surplus Lines segment, including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $607,000 of net favorable development in the Specialty Admitted Insurance segment.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $451.4 million, $459.3 million and $456.2 million as of December 31, 2025, 2024, and 2023, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. Additional adverse development of $35.0 million (net of the Company's 15% retention) recognized on the subject business of the E&S ADC in the year ended December 31, 2025 exhausted the remaining limit of the E&S ADC.
Adverse Development Cover
On November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess and Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025.
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the years ended December 31, 2025, 2024, and 2023. The E&S Top Up ADC was not subject to retroactive reinsurance accounting as it was not in a gain position as of December 31, 2025.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$9,222	$20,733	$15,742
(Favorable) adverse prior year development on subject business	(7,848)	3,051	64,403
Retroactive reinsurance benefits under the recovery method	1,553	(14,562)	(59,412)
Deferred retroactive reinsurance gain at end of period	$2,927	$9,222	$20,733

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$48,748	$—	$—
Adverse prior year development ceded on subject business	35,045	48,748	—
Retroactive reinsurance benefits under the recovery method	—	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$48,748	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$57,970	$20,733	$15,742
Adverse prior year development on subject business	27,197	51,799	64,403
Retroactive reinsurance benefits under the recovery method	1,553	(14,562)	(59,412)
Deferred retroactive reinsurance gain at end of period	$86,720	$57,970	$20,733

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2025 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto, and separately, commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs. The tables present incurred and paid losses for accident years 2016-2025 before cessions to retrospective reinsurance contracts including the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC. The impact of the Commercial Auto LPT and the E&S ADC is reflected in the reconciliation at the bottom of the paid losses and loss adjustment expense tables for "Excess and Surplus Lines - Excluding Commercial Auto" and "Excess and Surplus Lines - Commercial Auto" to arrive at total outstanding losses and loss adjustment expenses, net of reinsurance. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2024 and prior is presented as “unaudited” supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$138,507	$125,093	$126,050	$126,971	$125,097	$132,235	$135,491	$141,242	$148,400	$151,612
2017		144,349	131,897	132,136	124,265	128,674	134,272	147,196	155,593	158,714
2018			167,004	158,458	146,633	150,687	151,563	167,237	173,186	180,931
2019				214,653	194,759	189,671	188,061	204,844	228,076	237,568
2020					239,897	211,732	207,210	231,658	273,883	296,540
2021						304,435	286,343	274,120	307,338	321,722
2022							340,436	293,402	320,146	342,533
2023								369,255	330,330	335,617
2024									360,426	345,686
2025										351,985
Total										$2,722,908

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$5,180	$22,852	$46,045	$70,105	$90,166	$102,072	$116,059	$126,916	$133,928	$141,710
2017		5,290	22,956	42,764	64,924	81,303	102,866	120,229	132,182	141,347
2018			6,000	26,160	50,679	76,494	105,538	124,903	138,319	155,337
2019				8,235	31,346	62,227	103,836	136,289	166,472	191,455
2020					8,642	34,561	73,106	117,892	168,550	211,509
2021						11,693	55,070	100,649	154,168	204,642
2022							12,713	51,537	108,960	177,429
2023								10,927	49,094	109,278
2024									11,096	48,871
2025										8,824
Total										$1,390,402
Total outstanding losses and loss adjustment expenses, net of reinsurance before E&S ADC and E&S Top Up ADC										$1,332,506
Reinsurance recoverable for E&S ADC										$434,562
All outstanding losses and loss adjustment expenses prior to 2016, net of reinsurance (117 claims outstanding)										$16,282
Total outstanding losses and loss adjustment expenses, net of reinsurance										$914,226

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Excess and Surplus Lines — Commercial Auto

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$74,340	$109,286	$126,791	$147,122	$157,712	$164,399	$164,046	$165,744	$165,121	$165,286
2017		207,355	208,743	272,421	319,472	355,713	366,636	376,251	376,306	374,566
2018			255,881	230,220	283,408	349,067	371,637	389,244	389,261	387,645
2019				262,306	240,773	339,771	365,279	408,340	416,654	413,077
2020					19,133	10,899	12,324	19,009	22,062	22,927
2021						21,154	16,565	17,319	19,998	20,774
2022							26,126	19,921	19,730	21,370
2023								18,181	16,089	16,879
2024									11,602	12,491
2025										11,100
Total										$1,446,115

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$18,295	$54,054	$89,381	$125,108	$141,545	$152,030	$158,819	$162,219	$164,491	$165,091
2017		41,467	107,377	192,961	252,169	309,860	344,235	364,501	369,931	373,717
2018			45,136	119,099	184,686	257,346	329,009	368,865	379,246	384,415
2019				44,225	107,182	192,982	285,725	358,920	393,141	402,253
2020					628	2,854	7,304	14,151	17,705	19,129
2021						2,810	4,313	10,325	12,936	17,072
2022							1,897	5,365	8,691	12,994
2023								2,066	5,341	10,195
2024									319	1,165
2025										553
Total										$1,386,584
Total outstanding losses and loss adjustment expenses, net of reinsurance before Commercial Auto LPT and E&S ADC										$59,531
Reinsurance recoverable for Commercial Auto LPT										$11,520
Reinsurance recoverable for E&S ADC and E&S Top Up ADC										$13,868
All outstanding losses and loss adjustment expenses prior to 2016, net of reinsurance (0 claims outstanding)										$113
Total outstanding losses and loss adjustment expenses, net of reinsurance										$34,256

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Specialty Admitted — Individual Risk Workers’ Compensation

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$21,678	$20,299	$18,050	$15,800	$14,050	$13,069	$12,790	$12,510	$12,502	$12,484
2017		24,869	22,071	19,779	18,810	16,606	15,487	15,360	15,318	15,311
2018			16,432	16,288	16,038	14,200	12,139	11,829	11,793	11,894
2019				20,253	21,056	20,631	18,129	17,624	17,408	17,257
2020					20,137	22,240	19,389	18,934	18,617	18,235
2021						14,519	14,713	12,668	12,702	12,472
2022							14,507	11,828	11,096	11,439
2023								21,095	19,218	19,118
2024									12,715	9,760
2025										276
Total										$128,246

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$4,664	$10,227	$12,135	$12,432	$12,481	$12,483	$12,483	$12,483	$12,483	$12,483
2017		6,546	12,782	14,285	15,195	15,210	15,236	15,279	15,286	15,295
2018			4,497	9,034	11,412	11,746	11,765	11,752	11,747	11,752
2019				5,473	13,776	16,254	16,909	17,154	17,179	17,224
2020					7,394	14,668	16,665	17,206	17,606	17,657
2021						5,874	10,780	11,679	11,865	12,085
2022							5,943	9,732	10,348	10,518
2023								6,126	12,764	15,610
2024									4,998	7,977
2025										2
Total										$120,603
All outstanding losses and loss adjustment expenses prior to 2016, net of reinsurance (2 claims outstanding)										$376
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$2,198
Total outstanding losses and loss adjustment expenses, net of reinsurance										$10,217

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Specialty Admitted — Fronting and Programs

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$11,542	$15,670	$14,682	$15,522	$14,468	$15,090	$14,304	$13,289	$13,133	$13,336
2017		21,229	24,271	25,201	24,728	25,097	24,893	23,128	23,576	23,185
2018			21,758	20,677	19,822	20,158	19,268	19,193	19,129	19,021
2019				18,832	19,020	19,991	18,956	18,777	18,210	18,196
2020					25,433	28,131	31,555	34,705	34,650	35,930
2021						39,999	44,857	47,505	46,526	47,995
2022							47,262	51,101	50,544	49,139
2023								53,635	58,449	62,761
2024									55,536	56,860
2025										35,490
Total										$361,913

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,894	$5,123	$6,888	$10,732	$10,896	$11,711	$12,142	$12,321	$12,567	$12,794
2017		1,223	6,682	13,065	15,854	18,219	20,655	20,770	21,752	22,268
2018			885	4,972	10,495	12,631	14,059	15,424	16,457	16,733
2019				4,358	5,125	9,958	13,007	14,914	15,740	16,203
2020					5,375	15,678	20,903	26,523	29,084	31,683
2021						8,347	18,106	27,156	34,120	39,295
2022							13,018	23,284	30,131	36,354
2023								13,145	26,983	38,368
2024									14,745	28,812
2025										8,359
Total										$250,869
All outstanding losses and loss adjustment expenses prior to 2016, net of reinsurance (2 claims outstanding)										$92
Outstanding losses and loss adjustment expenses, assumed from involuntary pools										$1,864
Total outstanding losses and loss adjustment expenses, net of reinsurance										$113,000

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2025 is as follows (in thousands):

E&S – excluding commercial auto	$914,226
E&S – commercial auto	34,256
Specialty Admitted – individual risk workers’ compensation	10,217
Specialty Admitted – fronting and programs	113,000
Net reserve for losses and loss adjustment expenses	1,071,699
Reinsurance recoverables on unpaid losses (gross of $1.6 million allowance for credit losses on reinsurance recoverables)	2,027,719
Gross reserve for losses and loss adjustment expenses	$3,099,418
The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, as of December 31, 2025.

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	3.2%	11.1%	14.5%	16.2%	14.3%	11.9%	9.5%	8.0%	5.2%	5.1%
E&S – commercial auto	9.0%	14.7%	21.8%	20.2%	16.2%	8.1%	3.6%	1.6%	1.2%	0.4%
Specialty Admitted – individual risk workers’ compensation	29.1%	33.2%	14.7%	7.9%	6.1%	3.1%	2.0%	0.9%	1.0%	0.7%
Specialty Admitted – fronting and programs	20.2%	21.8%	19.3%	13.3%	7.9%	5.2%	3.3%	2.9%	3.3%	1.5%
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
The table below provides information on IBNR liabilities and claims frequency for: (1) the Excess and Surplus Lines segment split between commercial auto and all non commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs:
Excess and Surplus Lines — Excluding Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR before E&S ADC	IBNR net of E&S ADC	Cumulative # of Reported Claims
	($ in thousands)
2016	$151,612	$4,913	$994	3,440
2017	158,714	6,707	1,615	3,436
2018	180,931	11,383	2,726	5,056
2019	237,568	19,165	4,556	6,758
2020	296,540	41,965	13,168	6,938
2021	321,722	75,267	17,342	5,526
2022	342,533	111,556	24,177	5,308
2023	335,617	168,378	35,606	4,663
2024	345,686	264,885	264,885	3,462
2025	351,985	328,296	328,296	2,105

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Excess and Surplus Lines — Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR before Commercial Auto LPT& E&S ADC	IBNR net of Commercial Auto LPT & E&S ADC	Cumulative # of Reported Claims
	($ in thousands)
2016	$165,286	$167	$6	89,116
2017	374,566	349	29	134,150
2018	387,645	1,431	71	97,342
2019	413,077	4,282	37	71,494
2020	22,927	1,539	341	637
2021	20,774	2,396	512	792
2022	21,370	4,323	363	536
2023	16,879	3,927	794	321
2024	12,491	8,433	8,433	255
2025	11,100	9,943	9,943	200
Specialty Admitted - Individual Risk Workers’ Compensation

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2016	$12,484	$1	836
2017	15,311	1	1,093
2018	11,894	(2)	1,239
2019	17,257	30	1,555
2020	18,235	90	1,381
2021	12,472	219	1,302
2022	11,439	219	1,050
2023	19,118	349	910
2024	9,760	435	285
2025	276	275	—

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Specialty Admitted — Fronting and Programs

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2016	$13,336	$71	2,825
2017	23,185	363	6,809
2018	19,021	726	7,423
2019	18,196	793	8,180
2020	35,930	2,089	9,254
2021	47,995	4,322	11,027
2022	49,139	7,030	10,370
2023	62,761	12,661	10,389
2024	56,860	18,204	9,200
2025	35,490	22,821	5,390
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
At December 31, 2025, the Company had reinsurance recoverables on unpaid losses of $2,026.1 million and reinsurance recoverables on paid losses of $118.2 million. All material reinsurance recoverables are from companies with A.M. Best Company ratings of “A-” (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or trust agreements, or represent recoverables from a state residual market for automobile insurance.
At December 31, 2025, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $401.1 million, $341.5 million, and $194.2 million, representing 46.2% of the total balance.
At December 31, 2025, prepaid reinsurance premiums ceded to the three reinsurers with the largest amount of prepaid reinsurance premiums totaled $24.0 million, $20.2 million, and $15.7 million, representing 29.4% of the total balance.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Written premiums:
Direct	$1,172,265	$1,429,791	$1,506,668
Assumed	54	1,981	1,992
Ceded	(603,504)	(850,918)	(814,759)
Net	$568,815	$580,854	$693,901
Earned premiums:
Direct	$1,296,243	$1,445,652	$1,496,708
Assumed	466	1,984	2,250
Ceded	(696,421)	(847,440)	(790,953)
Net	$600,288	$600,196	$708,005
Losses and loss adjustment expenses:
Direct	$945,685	$1,343,698	$1,204,532
Assumed	1,049	730	2,032
Ceded	(519,530)	(790,054)	(706,407)
Net	$427,204	$554,374	$500,157
10.    Senior Debt
On June 12, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s Previous Credit Agreement, which provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer had a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on the Secured Overnight Financing Rate (“SOFR”) plus a specified margin (2.75% at December 31, 2025) based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, the Company will pay an unused facility fee on each lender’s commitment (0.3% at December 31, 2025).
At December 31, 2025, the Company had a drawn balance of $210.8 million outstanding under the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at December 31, 2025.
In connection with the Credit Agreement, James River Group entered into a Continuing Guaranty of Payment dated June 12, 2025 pursuant to which James River Group guarantees the payment and performance of the Company’s obligations under the Credit Agreement and other loan documents.
On May 26, 2004, James River Group issued $15.0 million of unsecured, floating rate senior debentures (the “Senior Debt”), due April 29, 2034 unless accelerated earlier, through an indenture. The Senior Debt is not redeemable by the holder and is not subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a per annum rate of the

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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
The terms of the Senior Debt contain certain covenants, with which the Company was in compliance at December 31, 2025, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
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
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2025 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date,

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2025.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.
12.    Series A Preferred Shares
The Company has 112,500 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) outstanding as of December 31, 2025 and December 31, 2024. The Series A Preferred Shares were issued on March 1, 2022 and are held by GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC.
The Series A Preferred Shares rank senior to our common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company, upon which the holders of Series A Preferred Shares would receive the greater of the $1,000 liquidation preference per share (the “Liquidation Preference”) plus accrued and unpaid dividends, or the amount they would have received if they had converted all of their Series A Preferred Shares to common stock immediately before such liquidation, dissolution or winding up.
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at the Company’s election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, subject to a cap of 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $7.9 million, $10.1 million, and $10.5 million were declared on the Series A Preferred Shares in the years ended December 31, 2025, 2024, and 2023, respectively.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common stock at a conversion price of $8.32, making the Series A Preferred Shares convertible into 13,521,634 shares of common stock. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common stock above specified levels.
The Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per share of common stock per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per share of common stock per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common stock to the Company's shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares. None of the triggers that would result in adjustments to the conversion price have been met at December 31, 2025.
If at any time the volume-weighted average price (“VWAP”) per share of common stock is greater than 200% of the then applicable conversion price for at least twenty (20) consecutive trading days, the Company will be able to elect to convert (a “Mandatory Conversion”) all of the outstanding Series A Preferred Shares into common stock. In the case of a Mandatory Conversion, each Series A Preferred Share then outstanding will be converted into (i) the number of shares of common stock equal to the quotient of (A) the sum of the Liquidation Preference and the accrued and unpaid dividends with respect to such Series A Preferred Share to be converted divided by (B) the conversion price of such share in effect as of the date of the Mandatory Conversion plus (ii) cash in lieu of fractional shares.
Upon any Mandatory Conversion on or before March 1, 2027, all dividends that would have accrued from the date of the Mandatory Conversion to the later of March 1, 2027 or the last day of the eighth quarter following the date of the Mandatory Conversion, the last eight quarters of which will be discounted to present value using a discount rate of 3.5% per annum, and will be immediately payable in common stock, valued at the average of the daily VWAP of the Company’s common stock during the five (5) trading days immediately preceding the conversion.
The holders of the Series A Preferred Shares may require the Company to repurchase their shares upon the occurrence of certain change of control events. Upon the occurrence of a Fundamental Change (as defined in the Certificate of Designations), each holder of outstanding Series A Preferred Shares will be permitted to, at its election, (i) effective as of immediately prior to the Fundamental Change, convert all or a portion of its Series A Preferred Shares into common stock, or (ii) require the Company to repurchase any or all of such holder’s Series A Preferred Shares at a purchase price per Series A Preferred Share equal to the Liquidation Preference of such Series A Preferred Share plus accrued and unpaid dividends plus, if the

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Fundamental Change repurchase occurs prior to March 1, 2027, all dividends that would have accrued up to such date, but that have not been paid. The repurchase price will be payable in cash.
Because the Company may be required to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, the Series A Preferred Shares are classified as mezzanine equity in the Company's consolidated balance sheets and recognized at their determined fair value of $133.1 million. The Series A Preferred Shares were valued using a lattice method commonly applied to value preferred shares. The Series A Preferred Shares are classified as Level 3 in the valuation hierarchy due to the presence of significant unobservable inputs.
The Certificate of Designations limits transfers of the Series A Preferred Shares without the Company’s consent if, after the transfer, the transferee would hold 9.9% or more of the voting equity of the Company or, in the event of an A.M. Best downgrade of James River Insurance Company below A- (Excellent), 19.9% of the voting equity.
Under the terms of the Investment Agreement, GPC Partners has the right to designate one member of the Board (the “Series A Designee”). GPC Partners designated Matthew Botein as the Series A Designee, and Mr. Botein was approved by the Board as a director with a term that expired at the 2024 annual general meeting of the Company’s shareholders. Mr. Botein was re-elected as a director at each of the 2024 and 2025 annual meeting of shareholders for a term expiring at the following year's annual meeting.
2024 Amendment
The Series A Preferred Shares were originally issued to GPC Partners for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement that closed on March 1, 2022. On November 11, 2024, the Company amended the Certificate of Designations held by GPC Partners to, among other things, convert $37.5 million of the outstanding Series A Preferred Shares to common stock at a per share price of $6.40.
The Company accounted for the amendment as an extinguishment of the pre-amendment Series A Preferred Shares due to the significance of quantitative and qualitative changes to the shares. The Company estimated the fair value of the new Series A Preferred Shares to be $133.1 million on the date of issuance and classified the new Series A Preferred Shares as mezzanine equity. The redemption feature, which could require the Company to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, was not impacted by the amendment. The Company recorded a deemed dividend of $25.7 million within retained deficit for the difference between the $144.9 million carrying value of the extinguished pre-amendment Series A preferred shares and the combined $133.1 million estimated fair value of the new Series A Preferred Shares and $37.5 million of new common stock issued through conversion of Series A Preferred Shares in the amendment.
The new Series A Preferred Shares were valued at the time of the amendment using a lattice method commonly applied to value preferred shares. The new Series A Preferred Shares are classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs.
13.    Shareholders' Equity
The Company has 200,000,000 shares of common stock authorized with $0.0002 par value per share. The following table presents a rollforward of changes in common shares issued and outstanding.

	Year Ended December 31,
	2025	2024

Issued and outstanding common shares, beginning of year	45,644,318	37,641,563
Conversion of Series A Preferred Shares to common stock	—	5,859,375
Enstar common stock investment	—	1,953,125
Vesting of RSU awards	324,266	190,255
Issued and outstanding common shares, end of year	45,968,584	45,644,318
On November 11, 2024, the Company amended the Certificate of Designations to, among other things, convert 37,500 outstanding Series A Preferred Shares with a liquidation value of $37.5 million to common shares at a per share price of $6.40, resulting in the issuance of 5,859,375 common shares. The difference between the $6.40 share price per the amended Certificate of Designations and the $6.62 closing price of the Company's shares on November 11, 2024 was considered a deemed dividend for accounting purposes, resulting in a $1.3 million charge to retained deficit.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
On November 11, 2024, Enstar Group Limited ("Enstar"), through its subsidiary Cavello Bay Reinsurance Limited, entered into a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40. The Enstar investment closed on December 23, 2024, resulting in the issuance of 1,953,125 common shares. The difference between the $6.40 share price per the subscription agreement and the $4.66 closing price of the Company's shares on December 23, 2024 was considered a deemed contribution for accounting purposes, resulting in a $3.4 million increase in additional paid-in-capital.
The Company has 7,632,650 shares of common stock reserved for future issuance upon exercise or vesting of equity awards, as applicable, and 13,521,634 shares of common stock reserved for issuance upon conversion of the Series A Preferred Shares.
The Board of Directors declared the following cash dividends on common stock in 2025, 2024, and 2023:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)
2025
February 20, 2025	$0.01	March 10, 2025	March 31, 2025	$477
April 24, 2025	$0.01	June 9, 2025	June 30, 2025	$476
July 24, 2025	$0.01	September 15, 2025	September 30, 2025	$476
October 23, 2025	$0.01	December 15, 2025	December 31, 2025	$473
Total	$0.04			$1,902
2024
February 15, 2024	$0.05	March 11, 2024	March 29, 2024	$1,940
April 25, 2024	$0.05	June 10, 2024	June 28, 2024	$1,939
July 25, 2024	$0.05	September 16, 2024	September 30, 2024	$1,938
November 9, 2024	$0.01	December 16, 2024	December 31, 2024	$446
Total	$0.16			$6,263
2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,922
April 27, 2023	$0.05	June 12, 2023	June 30, 2023	$1,921
July 27, 2023	$0.05	September 11, 2023	September 29, 2023	$1,922
October 26, 2023	$0.05	December 11, 2023	December 29, 2023	$1,919
Total	$0.20			$7,684
Included in the dividends are $65,000, $152,000 and $159,000 of dividend equivalents on RSUs, of which $127,000, $252,000 and $255,000 were payable as of December 31, 2025, 2024, and 2023, respectively.
14.    Equity Awards
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The 2014 LTIP was amended on October 23, 2025, increasing the number of shares available for issuance under the 2014 LTIP by 1,650,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 LTIP is 7,157,650, and at December 31, 2025, 2,530,314 shares are available for grant.
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Each PRSU represents a contingent right to receive one Company share of common stock based upon the level of achievement of certain performance metrics during specified three-year fiscal performance periods, with payout for achievement of threshold, target and maximum performance levels set at 50%, 100% and 200% of the target number of PRSUs, respectively. Initial PRSU awards are granted at the 100% target performance level. The Company projects the level of achievement for each award during the relevant performance period and periodically adjusts the number of outstanding awards to reflect the number of awards expected to vest.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The 2014 Director Plan was amended on October 23, 2025, increasing the number of shares available for issuance under the 2014 LTIP by 225,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 Director Plan is 475,000, and at December 31, 2025, 269,931 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).
Options
There were no options granted in 2025, 2024, or 2023. The following table summarizes the option activity:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	—	$—	74,390	$42.17	287,974	$35.26
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Lapsed	—	$—	(74,390)	$42.17	(164,548)	$32.07
Forfeited	—	$—	—	$—	(49,036)	$35.50
End of year	—	$—	—	$—	74,390	$42.17
Exercisable, end of year	—	$—	—	$—	74,390	$42.17
The value of the options granted prior to 2023 was estimated at the date of grant using the Black-Scholes-Merton option pricing model. The options outstanding at December 31, 2023 lapsed in the year ended December 31, 2024. At December 31, 2025 and 2024, no options remain outstanding. The options outstanding at December 31, 2023 were fully vested (vesting period of three years from date of grant) and had a contractual life of seven years from the original date of grant. All options had an exercise price equal to the fair value of the underlying shares at the date of grant.
The intrinsic value of each option was determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. No options were exercised during 2025, 2024 or 2023. The aggregate intrinsic value of options outstanding and options exercisable was $0 at December 31, 2023. The fair value used for calculating intrinsic value was $9.24 at December 31, 2023.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
RSUs
The following table summarizes RSU activity:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	885,173	$15.30	751,254	$23.48	665,458	$25.98
Granted	1,370,167	$3.76	541,520	$9.75	388,517	$24.13
Vested	(471,091)	$15.91	(276,428)	$24.80	(250,793)	$30.99
Forfeited	(444,943)	$5.29	(101,494)	$17.55	(51,928)	$24.08
PRSU performance adjustment	(39,662)	$6.49	(29,679)	$24.83	—	$—
Unvested, end of year	1,299,644	$6.61	885,173	$15.30	751,254	$23.48
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors generally have a one year vesting period. The total fair value of shares vested in 2025, 2024 and 2023 was $2.4 million, $2.7 million and $5.6 million, respectively. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant. The RSUs granted in 2025, 2024 and 2023 include 620,108, 231,492 and 91,818 PRSU awards, respectively. In 2025 and 2024, performance adjustments were made to the outstanding PRSUs granted in 2024 and 2023.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Share based compensation expense	$5,045	$6,631	$9,116
U.S. tax benefit on share based compensation expense	$891	$1,214	$1,690
Compensation cost for PRSUs is based upon the probable outcome of performance conditions. In 2025 and 2024, the Company adjusted the probable outcome of performance conditions for the 2024 and 2023 PRSUs which resulted in net cumulative adjustments to reduce the compensation expense recognized on the awards of $104,000 and $451,000, respectively.
At December 31, 2025, the Company had $3.8 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
15.    Income Taxes
On November 7, 2025, James River Group Holdings, Ltd. changed its jurisdiction of incorporation from Bermuda to Delaware, and we refer to this change as the “Domestication”. On the effective date of the Domestication, our common shares issued and outstanding immediately prior to the effective time of the Domestication automatically converted by operation of law into an equivalent number of shares of common stock of James River Group Holdings, Inc., a Delaware corporation. Subsequent to the Domestication, the Company, along with its U.S. subsidiaries, are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. Beginning in 2025, the Company will file a consolidated U.S. federal income tax return with its U.S.-domiciled subsidiaries.
Prior to the Domestication, James River Group Holdings, Ltd. was not (and its former Bermuda-based subsidiary, JRG Re, prior to its disposition was not) subject to income or capital tax. Effective for tax years beginning on or after January 1, 2025, Bermuda introduced the Corporate Income Tax Act 2023 ("CIT Act") where a Bermuda Constituent Entity group (BCE) that is part of an “in scope Multi-National Enterprise group” (MNE) will be subject to a 15% corporate income tax.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
A MNE group with a limited international footprint is not an in scope MNE, thus not subject to CIT. The limited international footprint exception is a year-by-year test and expires after tax year 2029. James River Group Holdings, Ltd. meets the criteria of the limited international footprint exception, and as such is not subject to tax under the CIT act.
Distributions from the Company’s U.S. subsidiaries to its previous U.K. intermediate holding company, James River UK, were generally subject to a 5% dividend withholding tax. No distributions occurred in 2025, 2024 or 2023.
The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2022.
During 2018, the IRS published factors that allowed the Company to adjust its current and deferred tax liabilities based on the provisions of the Tax Act. The Tax Act has specific transition provisions associated with reserve discounting. The initial impact of the proposed regulations in 2018 was an increase to our deferred tax asset for the additional discount as of December 31, 2017 of $8.8 million offset by an increase to our deferred tax liability of $8.8 million representing the 8 year transition provision required by the Tax Act. During 2018, $1.1 million of this transition provision was recognized in our current provision and adjusted out of our deferred tax liability. The regulations were finalized in 2019, and the remaining reserve adjustment at December 31, 2019 based on these final regulations was $5.7 million recognized over the six years 2020 - 2025 at $950,000 per year.
In 2025, the Company recognized a one-time deferred tax benefit of $14.1 million associated with the effects of Domestication on the business interest expense deduction. The one-time tax benefit lowered the effective tax rate in 2025 and is expected to be utilized in future tax years. The carryforward period for this tax benefit is unlimited and does not expire.
The expected income tax provision computed from pre-tax income has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by the applicable U.S. Federal statutory tax rate of 21%. The U.S. income (loss) before income taxes was $64.8 million, $(40.0) million, and $119.9 million for the years ending December 31, 2025, 2024, and 2023, respectively. The total income tax provision included U.S. federal income taxes of $44,000, $(7.7) million, and $25.3 million and state income taxes of $679,000, $145,000, and $400,000 for the years ending December 31, 2025, 2024, and 2023, respectively. Foreign income (loss) before income taxes was $(14.3) million, $(31.1) million and $(33.0) million in 2025, 2024 and 2023, respectively. The Company was not subject to tax on its foreign sourced income and no tax was included in the total income tax provision.
A reconciliation of the difference between the Company’s total income tax provision and the expected tax provision using the U.S. Federal statutory tax rate of 21% is as follows:

	Year Ended December 31,
	2025		2024		2023
(Amounts in thousands)	Amount	%	Amount	%	Amount	%
Federal income tax expense (benefit) at statutory rate	$10,614	21.0%	$(14,935)	21.0%	$18,252	21.0%
Net U.S. state and local income tax expense	536	1.1%	115	(0.2)%	316	0.4%
Bermuda and U.S. statutory tax rate difference	3,004	5.9%	6,531	(9.2)%	6,923	8.0%
Research and development tax credits	(272)	(0.5)%	(267)	0.4%	(936)	(1.1)%
Tax-exempt investment income	(218)	(0.4)%	(216)	0.3%	(230)	(0.3)%
Dividends received deduction	(325)	(0.6)%	(461)	0.7%	(386)	(0.4)%
Excess tax expense on share based compensation	984	1.9%	740	(1.0)%	449	0.5%
Provision to return and amended tax returns	21	—%	393	(0.6)%	725	0.8%
Excess §162(m) compensation	312	0.6%	399	(0.6)%	522	0.6%
Business interest expense from Domestication	(14,078)	(27.9)%	—	—%	—	—%
Other	145	0.3%	67	(0.1)%	70	0.1%
Total income tax expense (benefit)	$723	1.4%	$(7,634)	10.7%	$25,705	29.6%
State taxes in Virginia make up greater than 50 percent of the tax effect in the net U.S. state and local income tax expense reconciliation difference.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The significant components of net deferred tax assets at the corporate income tax rate of 21% for the years ended December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$3,838	$3,696
Reserve for losses and loss adjustment expenses	39,211	32,823
Unearned premiums	10,257	11,580
Share based compensation	1,042	1,543
Allowance for credit losses	4,731	4,496
Invested assets	—	1,124
Business interest expense	14,078	—
Net unrealized losses	8,806	18,595
Other	907	4,466
Total deferred tax assets	82,870	78,323
Deferred tax liabilities:
Intangible assets	6,686	6,709
Deferred policy acquisition costs	6,570	6,337
Invested assets	489	—
Equity method investments	2,813	2,792
Other	1,416	1,315
Total deferred tax liabilities	17,974	17,153
Net deferred tax assets	$64,896	$61,170
The Company is considered a mixed company for net operating loss carryforward rules. A 20-year carryforward without an annual income limitation is applicable for insurance companies. The carryforward period for non-insurance companies is unlimited but limited to 80% of the current year taxable income. At December 31, 2025, the Company has no net operating loss carryforwards.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2025 or 2024.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. The Company paid excise taxes of $714,000, $204,000, and $194,000 for the years ended December 31, 2025, 2024, and 2023, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
16.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Amortization of policy acquisition costs	$65,441	$65,960	$72,633
Other underwriting expenses of the insurance segments	85,030	92,266	87,083
Other operating expenses of the Corporate and Other segment	33,493	34,972	33,940
Total	$183,964	$193,198	$193,656

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Other expenses of $2.0 million, $6.1 million, and $3.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
17.    Employee Benefits
The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2025, 2024, and 2023, the expense associated with the Savings Plans totaled $4.1 million, $4.2 million, and $4.1 million, respectively.
18.    Commitments and Contingent Liabilities
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
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against JRG Holdings and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024, the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed a second amended complaint. On November 15, 2024, the Company filed a motion to dismiss the second amended complaint, on December 23, 2024 Fleming filed an opposition to the motion to dismiss, on January 17, 2025 the Company filed its reply to Fleming's opposition, on July 2, 2025 the court heard oral argument on the motion to dismiss, and on July 17, 2025 the court granted the Company's motion to dismiss. On August 14, 2025, Fleming filed a motion for reconsideration, on August 28, 2025 the Company filed its opposition to Fleming's motion for reconsideration, and on September 4, 2025, Fleming filed its reply to the Company's opposition. On December 2, 2025, the court denied Fleming's motion for reconsideration and on December 22, 2025 Fleming filed a notice of appeal. Fleming’s appeal brief is due to be filed on or prior to March 13, 2026. The Company believes that it has substantial defenses and intends to vigorously defend this lawsuit.
Amounts Recoverable from Reinsurers
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. The Company establishes an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At December 31, 2025, the allowance for credit losses on reinsurance recoverables was $1.6 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, the Company is subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. The Company requires collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom it is fronting.
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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At December 31, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $41.3 million and Aleka's obligations under the Commercial Auto LPT was $19.9 million. At December 31, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $12.4 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the trust account collateralizing the Indemnity Agreements (the “Indemnity Trust”), funds withdrawn from the trust account collateralizing Commercial Auto LPT (the “LPT Trust”), and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2025, the balance in the Loss Fund Trust was $8.5 million, including $5.3 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $2.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
19.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$44,702	$(9,222)	$105,368
U.S. income taxes	(9,387)	1,937	(6,313)
Unrealized gains (losses) arising during the period, net of U.S. income taxes	35,315	(7,285)	99,055
Less reclassification adjustment:
Net realized investment gains (losses)	74	(1,278)	(339)
U.S. income taxes	(15)	269	71
Reclassification adjustment for investment gains (losses) realized in net income	59	(1,009)	(268)
Other comprehensive income (loss)	$35,256	$(6,276)	$99,323
In addition to the net realized investment gains (losses) on available-for-sale fixed maturities disclosed above, the Company also recognized net realized and unrealized investment gains (losses) on its investments in bank loan participations and equity securities in the respective periods. Refer to Note 3 for disclosure of these amounts.
20.    Segment Information
The Company's continuing operations are comprised of three reportable segments, two of which are separately managed business units and the third (“Corporate and Other”) includes the Company’s remaining operations. The Excess and Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers specialty admitted fronting and program business and, prior to the sale of the Company's renewal rights in 2023, workers’ compensation insurance coverage. The Corporate and Other segment consists of certain management and treasury activities of James River Group and JRG Holdings including public company expenses, expenses for our Board of Directors, long-term incentive compensation for the full Company, interest expense associated with senior debt and Junior Subordinated Debt, and investment income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Prior to entering into a definitive agreement to sell JRG Re on November 8, 2023, JRG Re was considered a reportable segment (the “Casualty Reinsurance” segment). After entering into the agreement to sell JRG Re, the Company no longer considers Casualty Reinsurance to be a reportable segment, but instead it is reported as discontinued operations. The segment information below excludes discontinued operations for all periods presented.
Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting (see Retroactive Reinsurance Accounting in Note 8 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Other operating expenses for the Corporate and Other segment include personnel costs associated with the holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company expenses and various other corporate expenses. Net commissions in the table below are net of amounts deferred as deferred policy acquisition costs. Employee compensation includes both cash and share-based compensation, as well as employer expenses related to payroll taxes and benefits, and is net of amounts allocated to losses and loss adjustment expenses and amounts deferred. All other operating expenses include, amongst other expenses, costs for insurance, outside professional fees including legal, audit, and consulting, office rent, bad debt expense, and taxes, licenses and fees on business written. Segment results are reported prior to the effects of intercompany pooling agreements and intercompany reinsurance agreements. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds. Segment revenues for each reportable segment include net earned premiums, net investment income, and realized and unrealized (losses) gains on investments.
The Company's Chief Executive Officer (“CEO”) has final authority over segment resource allocation decisions and performance assessment, and consequently, is identified as the Chief Operating Decision Maker (“CODM”). The CEO

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
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

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2025
Gross written premiums	$963,035	$209,284	$—	$1,172,319
Net earned premiums	559,490	40,798	—	600,288
Fee income	—	2,416	—	2,416
Losses and loss adjustment expenses	386,824	40,380	—	427,204
Less: losses and loss adjustment expense - retroactive reinsurance	28,750	—	—	28,750
Losses and loss adjustment expenses excluding retroactive reinsurance	358,074	40,380	—	398,454
Other operating expenses:
Net commissions	59,633	(11,183)	—	48,450
Employee compensation	61,257	9,774	23,005	94,036
All other operating expenses	21,054	9,936	10,488	41,478
	141,944	8,527	33,493	183,964
Underwriting (loss) profit	59,472	(5,693)	(33,493)	20,286
Segment revenues	625,505	60,286	1,823	687,614
Net investment income	65,291	17,011	1,138	83,440
Interest expense	—	—	23,538	23,538
Segment goodwill	181,831	—	—	181,831
Segment assets	3,652,130	1,134,689	73,111	4,859,930

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2024
Gross written premiums	$1,017,029	$414,743	$—	$1,431,772
Net earned premiums	512,237	87,959	—	600,196
Fee income	—	4,585	—	4,585
Losses and loss adjustment expenses	485,951	68,423	—	554,374
Less: losses and loss adjustment expense - retroactive reinsurance	37,237	—	—	37,237
Losses and loss adjustment expenses excluding retroactive reinsurance	448,714	68,423	—	517,137
Other operating expenses:
Net commissions	56,186	(11,243)	—	44,943
Employee compensation	62,176	14,115	23,804	100,095
All other operating expenses	22,616	14,376	11,168	48,160
	140,978	17,248	34,972	193,198
Underwriting (loss) profit	(77,455)	6,873	(34,972)	(105,554)
Segment revenues	594,433	109,472	3,721	707,626
Net investment income	73,341	16,937	2,811	93,089
Interest expense	—	—	24,666	24,666
Segment goodwill	181,831	—	—	181,831
Segment assets	3,516,399	1,390,894	99,783	5,007,076

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2023
Gross written premiums	$1,007,351	$501,309	$—	$1,508,660
Net earned premiums	609,566	98,439	—	708,005
Fee income	—	5,301	—	5,301
Losses and loss adjustment expenses	425,035	75,122	—	500,157
Less: losses and loss adjustment expense - retroactive reinsurance	4,991	—	—	4,991
Losses and loss adjustment expenses excluding retroactive reinsurance	420,044	75,122	—	495,166
Other operating expenses:
Net commissions	61,542	(12,809)	—	48,733
Employee compensation	57,436	18,492	22,502	98,430
All other operating expenses	16,197	18,858	11,438	46,493
	135,175	24,541	33,940	193,656
Underwriting profit (loss)	54,347	4,077	(33,940)	24,484
Segment revenues	690,388	119,777	1,844	812,009
Net investment income	69,325	13,568	1,153	84,046
Interest expense	—	—	24,627	24,627
Segment goodwill	181,831	—	—	181,831
Segment assets	3,083,798	1,387,020	63,039	4,533,857

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The following table reconciles the underwriting profit (loss) of operating segments by individual segment to consolidated income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$59,472	$(77,455)	$54,347
Specialty Admitted Insurance	(5,693)	6,873	4,077
Total underwriting profit (loss) of operating segments	53,779	(70,582)	58,424
Other operating expenses of the Corporate and Other segment	(33,493)	(34,972)	(33,940)
Underwriting profit (loss)	20,286	(105,554)	24,484
Losses and loss adjustment expenses - retroactive reinsurance	(28,750)	(37,237)	(4,991)
Net investment income	83,440	93,089	84,046
Net realized and unrealized (losses) gains on investments	(2,195)	3,625	10,441
Other income	3,665	6,131	4,216
Other expenses	(2,002)	(6,145)	(3,792)
Interest expense	(23,538)	(24,666)	(24,627)
Amortization of intangible assets	(363)	(363)	(363)
Impairment of intangible assets	—	—	(2,500)
Income (loss) from continuing operations before income taxes	$50,543	$(71,120)	$86,914
The Company currently has 15 underwriting divisions, including 14 in the Excess and Surplus Lines segment, and one in the Specialty Admitted Insurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Excess Casualty	$324,507	$325,017	$339,870
General Casualty	225,177	237,632	202,861
Manufacturers and Contractors	157,082	176,494	180,074
Excess Property	38,937	53,254	64,574
Energy	43,885	46,405	51,593
Small Business	39,563	39,946	38,561
Allied Health	35,795	31,791	30,904
Commercial Auto	27,947	27,819	29,379
Life Sciences	24,166	25,642	27,595
Sports and Entertainment	19,489	22,192	17,826
Environmental	14,384	20,096	13,832
Professional Liability	9,931	9,367	9,264
Medical Professionals	679	870	955
Management Liability	1,493	504	63
Total Excess and Surplus Lines segment	963,035	1,017,029	1,007,351
Specialty Admitted Insurance segment	209,284	414,743	501,309
Total	$1,172,319	$1,431,772	$1,508,660
The Company does business with three brokers that generated $338.8 million, $221.2 million and $129.4 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2025, representing 28.9%, 18.9%

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
and 11.0% of consolidated gross written premiums and 35.2%, 23.0% and 13.4% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2025. No individual insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2025.
The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including program administrators and managing general agents (“MGAs”). The Company does business with five agencies that together generated $174.8 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2025, representing 14.9% of consolidated gross written premiums and 83.5% of the Specialty Admitted Insurance segment’s gross written premiums, respectively. Individually the agencies represented between 1.8% and 6.2% of consolidated gross written premiums and between 10.4% and 34.9% of the Specialty Admitted Insurance segment’s gross written premiums. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2025.
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Assets measured at fair value on a recurring basis as of December 31, 2025 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$219,477	$—	$219,477
Residential mortgage-backed	—	472,718	—	472,718
Corporate	—	577,754	—	577,754
Commercial mortgage and asset-backed	—	120,535	—	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,290	—	—	14,290
Total fixed maturity securities, available-for-sale	$14,290	$1,390,484	$—	$1,404,774
Equity securities:
Preferred stock	$—	$70,601	$—	$70,601
Common stock	—	2,487	4	2,491
Total equity securities	$—	$73,088	$4	$73,092
Bank loan participations	$—	$155,138	$—	$155,138
Short-term investments	$—	$—	$—	$—
Assets measured at fair value on a recurring basis as of December 31, 2024 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$196,564	$—	$196,564
Residential mortgage-backed	—	326,227	—	326,227
Corporate	—	475,485	—	475,485
Commercial mortgage and asset-backed	—	170,458	—	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	20,999	—	—	20,999
Total fixed maturity securities, available-for-sale	$20,999	$1,168,734	$—	$1,189,733
Equity securities:
Preferred stock	$—	$71,245	$—	$71,245
Common stock	12,693	2,536	5	15,234
Total equity securities	$12,693	$73,781	$5	$86,479
Bank loan participations	$—	$142,410	$—	$142,410
Short-term investments	$—	$97,074	$—	$97,074

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$5	$11	$7
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases	—	—	—
Sales	—	—	—
Maturities, calls and paydowns	—	—	—
Amortization of discount	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(1)	(6)	4
Included in other comprehensive income	—	—	—
Ending balance	$4	$5	$11
The Company held one equity security at December 31, 2025, December 31, 2024, and December 31, 2023 for which the fair value was determined using significant unobservable inputs (Level 3). The fair values for the equity security (disclosed above) were obtained from our asset manager, who used an internal model to value the security.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2025, 2024 or 2023. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. There were no investments for which external sources were unavailable to determine fair value as of December 31, 2025 and 2024.

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,404,774	$1,404,774	$1,189,733	$1,189,733
Equity securities	73,092	73,092	86,479	86,479
Bank loan participations	155,138	155,138	142,410	142,410
Cash and cash equivalents	260,941	260,941	362,345	362,345
Restricted cash equivalents	8,481	8,481	28,705	28,705
Short-term investments	—	—	97,074	97,074
Other invested assets – notes receivable	43,401	44,639	13,902	12,877
Liabilities
Senior debt	225,800	230,007	200,800	201,787
Junior subordinated debt	104,055	116,093	104,055	121,766
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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at December 31, 2025 and 2024 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2025 and 2024, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at December 31, 2025 and 2024.
The fair values of senior debt, junior subordinated debt, and invested assets-notes receivable, classified in other invested assets, at December 31, 2025 and 2024 were determined using inputs to the valuation methodology that are unobservable (Level 3).
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

James River Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2025, 2024, and 2023
Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2025, 2024, and 2023 and for the years then ended are summarized as follows:

	2025	2024	2023
	(in thousands)
Statutory net income	$75,164	$40,731	$90,469
Statutory capital and surplus	789,485	642,978	615,427
Minimum required statutory capital and surplus	339,639	286,392	220,449
RBC requirements promulgated by the National Association of Insurance Commissioners require property-casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2025, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
23.    Dividend Restrictions
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2026 without regulatory approval is $96.1 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
The terms of our Credit Agreement limit our ability to pay dividends on our common stock and the Series A Preferred Shares to an aggregate of $20.0 million per fiscal year.
24.    Other Related Party Transactions
The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. The term of the lease, which has been amended from time to time, runs through 2031. Operating costs under the lease were $1.4 million for the year ended December 31, 2025 and $2.1 million for each of the years ended December 31, 2024, and 2023, respectively.
25.    Subsequent Events
On February 20, 2026, the Board of Directors declared a cash dividend of $0.01 per share of common stock. The dividend is payable on March 31, 2026 to shareholders of record on March 13, 2026.
On February 20, 2026, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of up to $2.0 million will be payable in cash on March 31, 2026 to holders of record on March 15, 2026.
On February 20, 2026, the Board of Directors approved awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors with an aggregate fair value of $9.1 million and a grant date of March 4, 2026.

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, INC.
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$237,366	$219,477	$219,477
Residential mortgage-backed	483,074	472,718	472,718
Corporate	589,477	577,754	577,754
Commercial mortgage and asset-backed	124,507	120,535	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,326	14,290	14,290
Total fixed maturity securities, available-for-sale	1,448,750	1,404,774	1,404,774
Equity securities:
Preferred Stock	64,363	70,601	70,601
Common Stock	2,553	2,491	2,491
Total equity securities	66,916	73,092	73,092
Bank loan participations	159,273	155,138	155,138
Short-term investments	—	—	—
Other invested assets			45,597
Total invested assets			$1,678,601

(1)    Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2025	2024
	(in thousands)
Assets
Cash and cash equivalents	$10,750	$64,525
Investment in subsidiaries	874,105	732,285
Deferred tax assets, net	14,386	—
Income tax receivable	481	—
Other assets	3,557	31,775
Total assets	$903,279	$828,585
Liabilities and Shareholders’ equity
Liabilities:
Accrued expenses	$1,045	$1,716
Senior debt	210,800	185,800
Junior subordinated debt	15,928	15,928
Due to subsidiaries	4,079	863
Other liabilities	159	30,248
Total liabilities	232,011	234,555
Commitments and contingent liabilities
Series A redeemable preferred shares	133,115	133,115
Shareholders’ equity:
Class A common shares	9	9
Additional paid-in capital	937,611	933,311
Retained deficit	(364,726)	(402,408)
Accumulated other comprehensive (loss) income	(34,741)	(69,997)
Total shareholders’ equity	538,153	460,915
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$903,279	$828,585

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income (Loss) and Comprehensive Income (Loss) (Parent Company)

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues:
Net investment income	$861	$1,860	$—
Other income	80	90	88
Total revenues	941	1,950	88
Expenses:
Other operating expenses	740	14,142	14,689
Other expenses	3,819	9,619	4,049
Interest expense	15,391	15,484	15,685
Total expenses	19,950	39,245	34,423
Loss before equity in net income (loss) of subsidiaries	(19,009)	(37,295)	(34,335)
Equity in net income (loss) of subsidiaries (1)	51,569	(43,825)	(73,349)
Income (loss) before taxes	32,560	(81,120)	(107,684)
Income tax benefit	(14,867)	—	—
Net income (loss)	$47,427	$(81,120)	$(107,684)
Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	35,256	(6,276)	99,323
Total comprehensive income (loss)	$82,683	$(87,396)	$(8,361)
(1) Includes amounts for JRG Re. The sale of JRG Re closed on April 16, 2024. Operating results of JRG Re are included in discontinued operations in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). See Note 2 - Discontinued Operations.
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating activities
Net income (loss)	$47,427	$(81,120)	$(107,684)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for depreciation and amortization	521	474	345
Share based compensation expense	5,045	6,631	9,116
Equity in undistributed earnings of subsidiaries	(51,569)	43,825	73,349
Deferred U.S. Federal income tax benefit	(14,386)	—	—
Changes in operating assets and liabilities	985	2,996	47,673
Net cash (used in) provided by operating activities	(11,977)	(27,194)	22,799
Investing activities
Sale of JRG Re	—	136,213	—
Dividends from subsidiaries	—	5,755	—
Net cash provided by investing activities	—	141,968	—
Financing activities
Senior debt issuance	25,000	—	—
Senior debt repayments	—	(21,500)	—
Contribution to subsidiary	(55,000)	(23,364)	—
Payment of debt issuance costs	(1,179)	—	(1,135)
Enstar common stock investment	—	12,500	—
Payroll taxes withheld and remitted on net settlement of RSUs	(745)	(847)	(1,734)
Dividends on Series A preferred shares	(7,876)	(12,768)	(10,500)
Dividends on common shares	(1,998)	(6,231)	(7,746)
Net cash used in financing activities	(41,798)	(52,210)	(21,115)
Change in cash and cash equivalents	(53,775)	62,564	1,684
Cash and cash equivalents at beginning of period	64,525	1,961	277
Cash and cash equivalents at end of period	$10,750	$64,525	$1,961
Supplemental information
Interest paid	$16,675	$17,137	$16,949
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Notes to Condensed Financial Statements
1.    Accounting Policies
Organization
Subsequent to the Domestication on November 7, 2025, James River Group Holdings, Inc. is a Delaware holding company organized for the purpose of acquiring and managing insurance entities. Prior to the Domestication, James River Group Holdings, Ltd. was an exempted holding company registered in Bermuda.
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
Adopted Accounting Standards
No accounting standards were adopted during the year ended December 31, 2025 that had a material impact on our financial statements.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)

	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2025
Excess and Surplus Lines	$33,127	$2,348,826	$398,155	$559,490	$65,291	$386,824	$73,122	$141,944	$544,124
Specialty Admitted	(1,841)	750,592	49,489	40,798	17,011	40,380	(7,681)	8,527	24,691
Corporate and Other	—	—	—	—	1,138	—	—	33,493	—
Total	$31,286	$3,099,418	$447,644	$600,288	$83,440	$427,204	$65,441	$183,964	$568,815
December 31, 2024
Excess and Surplus Lines	$31,085	$2,226,038	$447,711	$512,237	$73,341	$485,951	$69,704	$140,978	$508,445
Specialty Admitted	(910)	858,368	124,323	87,959	16,937	68,423	(3,744)	17,248	72,409
Corporate and Other	—	—	—	—	2,811	—	—	34,972	—
Total	$30,175	$3,084,406	$572,034	$600,196	$93,089	$554,374	$65,960	$193,198	$580,854
December 31, 2023
Excess and Surplus Lines	$30,625	$1,769,788	$428,570	$609,566	$69,325	$425,035	$75,890	$135,175	$589,551
Specialty Admitted	872	836,319	159,329	98,439	13,568	75,122	(3,257)	24,541	104,350
Corporate and Other	—	—	—	—	1,153	—	—	33,940	—
Total	$31,497	$2,606,107	$587,899	$708,005	$84,046	$500,157	$72,633	$193,656	$693,901

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2025
Excess and Surplus Lines Written Premiums	$963,035	$418,911	$—	$544,124	—
Specialty Admitted Written Premiums	209,230	184,593	54	24,691	0.2%
Total Written Premiums	$1,172,265	$603,504	$54	$568,815	—%
Year Ended December 31, 2024
Excess and Surplus Lines Written Premiums	$1,017,029	$508,584	$—	$508,445	—
Specialty Admitted Written Premiums	412,762	342,334	1,981	72,409	2.7%
Total Written Premiums	$1,429,791	$850,918	$1,981	$580,854	0.3%
Year Ended December 31, 2023
Excess and Surplus Lines Written Premiums	$1,007,351	$417,800	$—	$589,551	—
Specialty Admitted Written Premiums	499,317	396,959	1,992	104,350	1.9%
Total Written Premiums	$1,506,668	$814,759	$1,992	$693,901	0.3%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2025
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$22,327	$441	$(3,036)	$19,732
Allowance for Credit Losses on Reinsurance Balances	1,215	394	—	1,609
Total	$23,542	$835	$(3,036)	$21,341
Year Ended December 31, 2024
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$17,916	$6,905	$(2,494)	$22,327
Allowance for Credit Losses on Reinsurance Balances	660	555	—	1,215
Total	$18,576	$7,460	$(2,494)	$23,542
Year Ended December 31, 2023
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$16,248	$2,826	$(1,158)	$17,916
Allowance for Credit Losses on Reinsurance Balances	580	80	—	660
Total	$16,828	$2,906	$(1,158)	$18,576

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Deferred policy acquisition costs	$31,286	$30,175	$31,497
Reserve for losses and loss adjustment expenses	3,099,418	3,084,406	2,606,107
Unearned premiums	447,644	572,034	587,899
Net earned premiums	600,288	600,196	708,005
Net investment income	83,440	93,089	84,046
Losses and loss adjustment expenses incurred:
Current year	400,003	441,058	463,530
Prior years - retroactive reinsurance	28,750	37,237	4,991
Prior years - excluding retroactive reinsurance	(1,549)	76,079	31,636
Total losses and loss adjustment expenses incurred	427,204	554,374	500,157
Amortization of policy acquisition costs	65,441	65,960	72,633
Paid losses and loss adjustment expenses, net of reinsurance	413,033	364,590	328,959
Net written premiums	568,815	580,854	693,901