Form 10-K/A
period 2025-12-31
James River Group Holdings, Inc.
filed 2026-04-30
CIK 1620459

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

EXPLANATORY NOTE
James River Group Holdings, Inc. (the “Company”, “our”, “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”) that was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2026 for the sole purpose of including the information required by Part III of Form 10-K. This Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. The Company does not intend to file its definitive proxy statement for its 2026 Annual Meeting of Shareholders within 120 days of December 31, 2025, as it intends to hold its 2026 Annual Meeting of Shareholders on a later date within the 2026 fiscal year.
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
The following table sets forth the names and ages of our directors as of April 1, 2026:

NAME	AGE	POSITION(S) WITH THE COMPANY
Matthew B. Botein	53	Director
Thomas L. Brown	69	Director
Joel D. Cavaness	65	Director
Frank N. D’Orazio	57	Chief Executive Officer and Director
Kirstin M. Gould	59	Director
Dennis J. Langwell(1)	67	Director
Christine LaSala	75	Director, Non-Executive Chairperson of the Board
Peter B. Migliorato	66	Director

(1) On April 8, 2026, Mr. Langwell advised the Company that he does not intend to seek re-election as a director at the Company's 2026 annual meeting.
The following biographical information is furnished as to each director, along with the primary qualifications that we have identified for each individual to serve on our Board.
Matthew B. Botein has served on our Board of Directors since January 2023. Mr. Botein is a co-founder of Gallatin Point Capital LLC (“Gallatin Point”), a private investment firm and has served as a Managing Partner of Gallatin Point since 2017. Prior to founding Gallatin Point, Mr. Botein served as co-head and Chief Investment Officer for Alternatives of BlackRock Alternative Investors (“BAI”) from 2009 through 2017 and as an advisor to BAI from 2017 through 2020. Prior to joining BAI, Mr. Botein served as a Managing Director and member of the Management Committee at Highfields Capital Management, a Boston-based private investment partnership. He also served as a member of the private equity departments at The Blackstone Group and Lazard Frères & Co. LLC. Mr. Botein currently serves on the board of directors of Israel Discount Bank of New York, Fortuna Holdings Limited (parent of Lloyd’s insurer Canopius), Bowhead Specialty Holdings (NYSE: BOW), Tower Hill Risk Management, LLC, Trusted Resource Underwriters Exchange (TRUE), Insurance Supermarket, Inc., and Northeast Bancorp (Nasdaq: NBN). Mr. Botein previously served on the board of directors of PennyMac Financial Services (NYSE: PFSI), Aspen Insurance Holdings (NYSE: AHL), CoreLogic Inc. (NYSE: CLGX), First American Corporation (NYSE: FAF), PennyMac Mortgage Investment Trust (NYSE: PMT), F1 Holdings Corp, Pie Carrier Holdings, and Hunt Companies, Inc. Mr. Botein also serves on the board of managers of Beth Israel Lahey (formerly CareGroup/CJP). Mr. Botein received a B.A. (magna cum laude) from Harvard College and a M.B.A (with high distinction) from Harvard Business School, where he was awarded Baker and Loeb scholarships.
We believe Mr. Botein’s qualifications to serve on our Board of Directors include his extensive investment management and investment banking experience and knowledge of financial institutions and his experience as a public company board member.
Thomas L. Brown has served on our Board of Directors since October 2021. Mr. Brown retired in 2019 as the Senior Vice President and Chief Financial Officer of RLI Corp. (“RLI”), a NYSE-listed specialty insurer serving diverse niche property, casualty and surety markets. He previously served as Vice President and Chief Financial Officer at RLI from 2011 to 2017. Prior to that, Mr. Brown was a partner at PricewaterhouseCoopers LLP, where he served for ten years as its Central Region Financial Services Leader and led teams responsible for the banking, insurance, capital markets, real estate and investment management business sectors. Mr. Brown currently serves on the board of directors of the Chicago Shakespeare Theater and Old National Bancorp, a Nasdaq-listed company, and served on the board of First Midwest Bancorp, Inc. from 2017 until its acquisition by Old National Bancorp in February 2022. In 2020, Mr. Brown joined the board of directors of Easterseals DuPage & Fox Valley, and he previously served on the board of Easterseals Central Illinois. From 2004 to 2017, Mr. Brown served on the board of trustees of Illinois Wesleyan University. Mr. Brown received a Bachelor of Science in Accounting from Illinois Wesleyan University in 1979.
We believe Mr. Brown’s qualifications to serve on our Board of Directors include his management experience at RLI, his knowledge of the property and casualty insurance industry, his financial and accounting expertise and his experience as a public company board member.

Joel D. Cavaness has served on our Board of Directors since July 2025. He retired in June 2025 from Risk Placement Services, Inc. (“RPS”), a subsidiary of Arthur J. Gallagher & Co. (“Gallagher”), a global insurance brokerage, risk management and consulting firm, where he most recently served as a divisional Chairman. Mr. Cavaness joined Gallagher in 1986 and served in various leadership roles during his tenure, including as President of International Special Risk Services, Inc. from 1996 to 1997, and as Chief Executive Officer, Americas Specialty at Gallagher and Co-Founder and President of RPS from 1997 to 2024. Mr. Cavaness previously worked in underwriting roles at Crum and Forster Insurance Company and other insurance companies. Mr. Cavaness served on the board of directors of the Wholesale & Specialty Insurance Association (“WSIA”) from 2010 to 2022. In 2023, Mr. Cavaness received the prestigious Vincent Donahue/Charles McAlear Industry Award from WSIA for extraordinary contributions to the specialty and surplus lines industry. Mr. Cavaness received a Bachelor of Science in Business Administration from Southeast Missouri State University. He also holds Chartered Property Casualty Underwriter and Associate in Risk Management designations.
We believe Mr. Cavaness’s qualifications to serve on our Board of Directors include his executive leadership experience at Gallagher and his knowledge of the property and casualty insurance industry.
Frank N. D’Orazio has served as Chief Executive Officer of the Company and James River Group, Inc. since November 2020, and as a member of our Board of Directors. Mr. D’Orazio formerly served as Corporate Chief Operating Officer and Chief of Staff of Allied World Assurance Company Holdings, Ltd. (“Allied World”), a global provider of property, casualty and specialty insurance and reinsurance, from March 2019 through January 2020. Prior to that, Mr. D’Orazio served as President, Underwriting and Global Risk of Allied World from December 2014 through February 2019. From September 2009 to December 2014, Mr. D’Orazio served as the President — Bermuda and International Insurance of Allied World Ltd. From June 2003, when Mr. D’Orazio joined Allied World, through September 2009, Mr. D’Orazio held leadership roles with increasing responsibility in the company’s general casualty business and in underwriting. Before joining Allied World, Mr. D’Orazio worked for the insurance market arm of Munich-American Re-Insurance from August 1994 to May 2003, where he held a succession of underwriting and management positions. Prior to that Mr. D’Orazio held various underwriting positions in the excess casualty division of the Chubb Group of Insurance Companies from June 1990 to July 1994. Mr. D’Orazio received a B.A. from Fairfield University.
We believe Mr. D’Orazio’s qualifications to serve on our Board of Directors include his extensive experience as an executive officer in the insurance industry and significant insurance, underwriting and enterprise risk management knowledge, as well as his extensive knowledge of the Company’s day-to-day operations based upon his service as our Chief Executive Officer.
Kirstin M. Gould has served on our Board of Directors since October 2021. Ms. Gould served as Executive Vice President, General Counsel and Corporate Secretary of XL Group Ltd (“XL”), a NYSE-listed global insurance and reinsurance company, until XL was acquired by AXA, S.A. in 2018. Ms. Gould joined XL in 2000 and served in various leadership roles during her tenure, including leading the marketing and communications function from 2007-2015 while concurrently serving as General Counsel from September 2007. From 2005-2011, Ms. Gould chaired the Policy Committee of the Association of Bermuda Insurers and Reinsurers (ABIR), which is a trade association of international property and casualty insurers and reinsurers. Ms. Gould currently serves on the boards of Pacific Life Re Global Limited and Pacific Life Re International Limited, where she is a member of the Risk, Audit and Remuneration Committees. She is also the founder of Harrington Advisors LLC, a consulting company focused on strategic advice including M&A, corporate governance and insurance regulatory matters. Ms. Gould began her career in private practice with the law firms Dewey Ballantine LLP in New York (1991-1995) and Clifford Chance LLP in New York and London (1996-2000). Ms. Gould received a Bachelor of Arts (summa cum laude) from the State University of New York at Albany and a Juris Doctor (cum laude) from the State University of New York at Buffalo School of Law.
We believe Ms. Gould’s qualifications to serve on our Board of Directors include her other board experience, her executive leadership at XL, as well as her extensive experience in corporate governance, risk management, insurance regulatory matters and insurance company mergers and acquisitions.

Dennis J. Langwell has served on our Board of Directors since April 2023. On April 8, 2026, Mr. Langwell advised the Company that he does not intend to seek re-election as a director at the Company’s 2026 annual meeting. Mr. Langwell retired in 2022 from Liberty Mutual Group Inc., a holding company of Liberty Mutual Insurance Operations (“Liberty Mutual”), a global provider of insurance products and services, where he most recently served as Vice Chairman of Insurance Operations. Mr. Langwell joined Liberty Mutual in 1993 and served in various leadership roles during his tenure, including as President — Global Risk Solutions from 2018 to 2021 and as Executive Vice President and Chief Financial Officer from 2003 to 2018. Mr. Langwell previously worked in finance and reporting roles for Liberty Mutual and other insurance companies and began his career at KPMG (Peat Marwick). Mr. Langwell currently serves on the boards of Safety Insurance Group, Inc. and Companion Protect, and as Vice Chairman of the board of trustees at Providence College. Mr. Langwell also serves as an advisory board member to Owl.co, a Canadian based insurance technology organization providing AI-guided claim insights, since January 2024. Mr. Langwell received a Bachelor of Science (magna cum laude) in Accounting from Providence College. He is a former (nonpracticing) certified public accountant. Mr. Langwell is also a private investor in real estate activities.
We believe Mr. Langwell’s qualifications to serve on our Board of Directors include his executive leadership experience at Liberty Mutual, his operating knowledge of the property and casualty industry and his financial and accounting expertise.
Christine LaSala has served on our Board of Directors since July 2024 and as Non-Executive Chairperson of the Board since February 2025. She retired as Chair of Willis Towers Watson North America Inc. (“WTW”) in 2016. Prior to joining Willis in early 2014, Ms. LaSala served for ten years as the President and Chief Executive Officer of the World Trade Center Captive Insurance Company (“WTC Captive”), a U.S. government-funded, not-for-profit corporation providing liability insurance to the City of New York and over 100 private contractors. Prior to her service at WTC Captive, Ms. LaSala served in various leadership roles during her twenty-five year tenure at Johnson & Higgins (an insurance brokerage firm acquired by Marsh & McLennan), including serving as the firm’s only woman partner and President of Johnson & Higgins New York. Ms. LaSala has served on the board of Sedgwick, a leading provider of claims management, loss adjusting and technology-enabled risk, benefits and business solutions, since October 2021. She served on the board of directors of Beazley plc for eight years, including in a variety of board leadership roles such as Senior Independent Director and Interim Chair, prior to stepping down in April 2024. She also served on the board of directors of FCC Services Captive Insurance Company from January 2020 to July 2022. Ms. LaSala received a Bachelor of Arts in Philosophy from the College of New Rochelle.
We believe Ms. LaSala’s qualifications to serve on our Board of Directors include her executive leadership experience at WTW and WTC Captive, her knowledge of the property and casualty insurance industry and her experience as a board member of large companies in the insurance industry.
Peter B. Migliorato has served on our Board of Directors since October 2022. He retired in 2021 as a partner of Deloitte Consulting (“Deloitte”), where he most recently served as Lead Client Service Partner to insurance clients. Mr. Migliorato also served as the North American Insurance Consulting practice leader with Deloitte in the property & casualty, life & retirement and employee benefits sectors. Mr. Migliorato joined Deloitte in 2001 and served in various leadership roles during his twenty-year tenure. Before joining Deloitte, Mr. Migliorato served as an equity partner at Emergence Consulting and C-Change Consulting, two start-up strategy consultancies, from 1998 to 2001 and as Senior Vice President, Marketing and Business Development at Marketing Technologies International, a data sciences firm, from 1997 to 1998. Prior to that, he led the Insurance Practice, served clients across multiple industries, and was Chief of Staff to the Chief Executive Officer of Gemini Consulting, a global management consulting firm, from 1985 to 1997. Mr. Migliorato serves as an advisory board member to three early stage, privately held AI technology companies: Machine Cover, Inc., an insurance technology company, since June 2021; Owl.co, a Canadian based insurance technology organization providing AI guided claim insights, since April 2023; and Aniline, a U.S. based AI data sciences company, since January 2024. He served on the board of directors of State Automobile Mutual Insurance Company, the mutual holding company parent of State Auto Financial Corporation (“State Auto”) from March 2021 until State Auto was acquired by Liberty Mutual Holding Company Inc. in March 2022; and as an advisory board member to Safekeep, Inc., an insurance technology company, from June 2021 until its acquisition by CCCIS in February 2022. Mr. Migliorato received a Bachelor of Arts with dual majors in History and Geology from Oberlin College, where he was also a member of the Phi Beta Kappa academic honor society.
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
There are no family relationships among any of our directors or executive officers.

Executive Officers
The following table identifies each of our executive officers and their age as of April 1, 2026:

NAME	AGE	POSITION
Frank N. D’Orazio	57	Chief Executive Officer
Sarah C. Doran	52	Chief Financial Officer
Michael J. Hoffmann	60	Group Chief Underwriting Officer
Jeanette L. Miller	46	Chief Legal Officer
Todd R. Sutherland	56	President of the Excess and Surplus Lines segment
The following biographical information is furnished regarding each of our executive officers, excluding Mr. D’Orazio, whose biographical information is included above in the section “Our Board of Directors”.
Sarah C. Doran has served as the Company’s Chief Financial Officer since January 2017. Ms. Doran also serves as a director and officer of most of our U.S. subsidiaries. Before joining the Company, Ms. Doran served as Senior Vice President, Strategy, Investor Relations and Treasurer of Allied World Assurance Company Holdings, AG, a global provider of property, casualty and specialty insurance and reinsurance, since April 2013. Prior to that, Ms. Doran worked as an investment banker in the Financial Institutions Group of Barclays and Lehman Brothers, and in real estate private equity at LaSalle Investment Management. Ms. Doran received an M.B.A. from the University of Chicago and a B.A. in Government from the University of Notre Dame.
Michael J. Hoffmann has served as the Company’s Senior Vice President, Group Chief Underwriting Officer since November 2021. Before joining the Company, Mr. Hoffmann served as Head of Risk & Ceded Reinsurance at Everest Insurance Company (“Everest”), a division of Bermuda-based insurer and reinsurer Everest Re Group, from August 2020 to November 2021. Prior to Everest, Mr. Hoffmann spent fifteen years at Allied World, a global provider of property, casualty and specialty insurance and reinsurance, where he most recently served as Global Insurance Chief Underwriting Officer. Prior to Allied World, Mr. Hoffmann spent fourteen years with Chubb in a variety of roles in the U.S. and Bermuda. Mr. Hoffmann received a B.A. in History from Swarthmore College.
Jeanette L. Miller has served as the Company’s Chief Legal Officer since April 2021, and prior to that served as the Company’s Assistant General Counsel since October 2018. Ms. Miller also serves as an officer of James River Group, Inc. Before joining the Company, Ms. Miller served as Corporate Counsel & Deputy Compliance Officer at International Farming Corporation LLC, a privately owned institutional investment manager specializing in agriculture, from May 2017 to October 2018, and as Assistant General Counsel at CIFC LLC, an asset manager based in New York specializing in alternative credit, from December 2011 to June 2016. From 2006 to 2011, Ms. Miller was an attorney with Milbank LLP in New York in its Alternative Investments Practice. Ms. Miller received a B.S. in Business Administration from the University of Maine and a Juris Doctor from Columbia Law School.
Todd R. Sutherland has served as the President of our Excess and Surplus Lines segment (“E&S Segment”) since May 2025 and a director of James River Insurance Company and our other subsidiaries in our E&S Segment since August 2025. Mr. Sutherland joined the Company in April 2023 as Senior Vice President of Underwriting, Management Liability. Before joining the Company, Mr. Sutherland spent five years at AXA XL, a division of AXA (“AXA”), where he most recently served as Head of the U.S. Central Zone. Prior to AXA, Mr. Sutherland spent thirteen years as Senior Vice President, Management Liability at Allied World Assurance Company Holdings, AG, a global provider of property, casualty and specialty insurance and reinsurance. Mr. Sutherland also held underwriting management roles at Axis Capital, Kemper Insurance and American International Group earlier in his career. Mr. Sutherland received his B.S. in Finance from Miami University (Ohio).

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
•the confidentiality and non-disclosure of confidential information;
•prompt reporting of violations of the Code of Conduct to our designated hotline; and
•accountability for adherence to the Code of Conduct.
Our Code of Conduct is available on the Our Group – Governance – Corporate Governance portion of our website (https://jrvrgroup.com). We intend to disclose any future amendment to, or waiver from, a provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on this Corporate Governance portion of our website.
Audit Committee
Our Audit Committee consists of Messrs. Langwell (Chairperson), Brown and Migliorato and Ms. LaSala. Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, Messrs. Brown and Langwell and Ms. LaSala have been identified by our Board of Directors as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion and analysis (“CD&A”) describes the philosophy, objectives, process, components and additional aspects of our executive compensation program for the fiscal year ended December 31, 2025. This CD&A is intended to be read in conjunction with the compensation tables that immediately follow this section, which provide historical compensation information for our following named executive officers (NEOs):

Frank N. D’Orazio	Chief Executive Officer
Sarah C. Doran	Chief Financial Officer
Richard J. Schmitzer	Former President and Chief Executive Officer of James River Insurance Company and our other subsidiaries in our excess and surplus lines insurance business until May 5, 2025 and July 31, 2025, respectively
Michael J. Hoffmann	Group Chief Underwriting Officer
Jeanette L. Miller	Chief Legal Officer
Todd R. Sutherland*	President of the Excess and Surplus Lines segment

* Mr. Sutherland was promoted to President of the Excess and Surplus Lines segment on May 5, 2025.
I.EXECUTIVE SUMMARY
2025 Select Business Results
Throughout 2025, we remained disciplined and focused on creating value for our shareholders. The strategic actions, underwriting changes, and focus on smaller insureds that we have driven over the past few years have strengthened our organization while improving our profitability and operational efficiency. Key highlights include:
•Full year combined ratio of 96.6%.
•General and administrative expenses down 9% compared to 2024.
•Tangible common equity per share1 of $8.94 grew 34% since December 31, 2024.
•Adjusted net operating return on tangible common equity1 of 15.3%.
•Completion of redomicile from Bermuda to Delaware on November 7, 2025.
•Our Excess and Surplus Lines segment (“E&S Segment”) highlights include:
◦Net earned premium of $559.5 million for the year, an increase of 9.2% from the prior year period.
◦Gross written premium for the segment declined 5% for full-year 2025 compared to the prior year period driven by a continued focus on smaller profitable accounts (average premium per policy down 10% year over year) and a reduction of risks outside of our underwriting appetite.
◦4% total growth for new and renewal submissions compared to the prior year period.
Key Highlights of the 2025 Executive Compensation Program
NEOs’ Performance-based compensation. Approximately 67% of our CEO’s and 64% on average of our other NEOs’ 2025 compensation was variable and at-risk, with the substantial majority being performance-based. Fifty percent of our NEOs’ long-term incentive grants were in the form of performance restricted share units (“PRSUs”), with the exception of Mr. Sutherland who became eligible for PRSU grants upon his promotion to President of our E&S Segment, which occurred after the 2025 PRSU grant date. The PRSUs are subject to a three-year performance period tied to three key financial goals.
1 Tangible common equity per share and adjusted net operating return on tangible common equity are non-GAAP financial measures. See “Reconciliation of Non-GAAP Measures” starting on page 82 of the Original Form 10-K for a reconciliation of these numbers to GAAP.

Modest increases in base salaries and no increases in short-term incentive and long-term incentive opportunities. Based on consideration of relevant market data during our annual compensation review, our Compensation and Human Capital Committee of the Board (which for purposes of this Executive Compensation discussion, we refer to as the “Committee”) approved a modest 3% salary increase for each of our NEOs, with the exception of Mr. Schmitzer who did not receive a salary increase and Mr. Sutherland, whose salary increase exceeded 3% due to his promotion to President of the E&S Segment on May 5, 2025. Our NEOs’ target payout opportunities as a percentage of their respective base salaries for short-term incentives and long-term incentives were the same in 2025 as in 2024, with the exception of Mr. Sutherland, whose target opportunities were increased in connection with his promotion to President of the E&S Segment on May 5, 2025.
Rigorous goals for short-term incentive and PRSUs. The Committee approved targets and goals that it believes were set at appropriately rigorous and challenging levels, requiring substantial effort to achieve, and effectively incentivizing performance.
•Financial Goals. 66.7% of the amount of the bonus funding was based on underwriting profitability, as measured by (i) our combined ratio for the Company as a group and the E&S Segment and (ii) Adjusted EBIT. The 2025 target goals for the group combined ratio, the E&S Segment combined ratio, and the group Adjusted EBIT were 96.2%, 89.5%, and $108.4 million, respectively. These targets are rigorous given that our achievement for these metrics in 2024, after certain adjustments, were 99.5%, 94.9%, and $104.8 million, respectively.
•Strategic Goals. 33.3% of the amount of the bonus funding was based on the strategic activities established by the Committee, consisting of certain important companywide objectives that the Committee believes will positively impact the future performance of the Company.
For the 2025 financial goal, the level of achievement of the group Adjusted Combined Ratio was determined to be at 96.3%, which is below target of 96.2% but above minimum payout of 99.9%; the E&S Segment Adjusted Combined Ratio was 89.3%, which is above target of 89.5% but below maximum payout of 85.7%; and the group Adjusted EBIT was $105.4 million, which is below target of $108.4 million but above the threshold payout of $74.6 million. For the strategic goals, which focused on the Company’s rating and outlook, redomicile from Bermuda to Delaware, underwriting productivity, and E&S Segment internal profitability reporting, the Committee determined that they were achieved at 87.5% of target for the group and 80% of target for the E&S Segment. 2025 Performance for the Specialty Admitted Insurance segment was measured using the group performance metrics.
Under our long-term incentive program, to earn any PRSUs at threshold for a particular metric, the performance of the metric must achieve a minimum of 50% of the target goals. In addition, the Committee and the Board established three-year goals for the performance period. For the fiscal 2023-2025 PRSUs, the actual performance on each of the adjusted operating return on average adjusted tangible common equity, and growth in adjusted tangible common equity per share of common stock were below target and above threshold. The fiscal 2023-2025 PRSUs were settled at 73% of the target, which demonstrates the rigor of our targets and alignment between pay and performance.
Realizable Pay Demonstrates Pay for Performance Alignment. As described in more detail below, a core component of our compensation philosophy is to incentivize our executive officers by creating a strong link between their performance and compensation. To show the alignment of pay outcomes with performance, it is useful to illustrate the amounts realizable as of December 31, 2025, relative to the target amounts of CEO compensation set by the Board for the relevant year.
Realizable pay shows this relationship because it reflects the actual value of annual incentives and equity awards received or to be received by our CEO and fluctuates with financial metric performance and with increases or decreases in our stock price. For this reason, contrasting target pay with realizable pay provides a meaningful demonstration of the pay for performance alignment of our executive compensation program.
The following chart demonstrates the relationship between target pay and realizable pay values, in each of the past three years, of our CEO’s (i) base salary, (ii) annual cash incentive, and (iii) annual stock awards, including PRSUs and service-based restricted share units (“Service-Based RSUs”). When the Company does not meet performance targets and/or our stock price decreases, the CEO’s realizable pay declines, which demonstrates the link between pay and performance.

Target Pay vs. Realizable Pay
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$0
2,858,217
2,542,382
2,899,863
1,975,905
2,957,866
2,242,193
Target
Realizable
2023
Target
Realizable
2024
Target
Realizable
2025
Base Salary
Annual Cash Incentive
Stock Awards

The target pay reflects the annual base salary, target amount of annual cash incentive and grant-date value of Service-Based RSU and PRSU awards made in the respective year. The realizable value shown for the annual cash incentive reflects achievement of performance for the applicable year, and when contrasted with target value, underscores the link of the pay outcome to actual performance. The realizable value of stock awards in 2023, 2024, and 2025 is equal to the number of Service-Based RSUs vested during 2023, 2024, and 2025, respectively, multiplied by the stock price per share on the respective vesting dates. The realizable value of stock awards in 2025 also includes the number of actually earned and vested PRSUs for the 2023-2025 performance period multiplied by the stock price per share on the PRSUs’ vesting date.
II.    COMPENSATION PHILOSOPHY AND OBJECTIVES
In designing and implementing our executive compensation program, the Committee and the Board seek to achieve three principal objectives:

1	First, to establish compensation on a fair and reasonable basis that is competitive with our peers in the specialty insurance business, so that we may attract, motivate, and retain talented executive officers.	2	Second, to create an alignment of interests between our executive officers and shareholders. For this purpose, a portion of each executive officer’s compensation consists of service-based and performance-based equity awards.	3	Finally, we seek to reward performance that supports our principles of building long-term shareholder value overall and to recognize individual performance that contributes to the success of the Company.
The principal elements of our compensation program for our executive officers are base salary, short-term cash incentive bonuses, and long-term incentive equity awards.

Compensation Program Governance
We assess the effectiveness of our executive compensation program in achieving its objectives from time to time and review risk mitigation and governance matters, which include maintaining the following best practices, many of which support an alignment of interests between our executive officers and shareholders:

What We Do
Pay for Performance	The majority of total target executive compensation opportunities are variable and at-risk.
Independent Compensation Consultant	The Committee has engaged an independent compensation consultant to provide information and advice for use in Committee decision-making.
Clawback Policy	Under our clawback policy, incentive compensation of our executive officers will be subject to clawback if we are required to restate our financial statements due to material noncompliance with a financial reporting requirement or to correct an error that is not material to previously issued financial statements but would result in a material misstatement if the error were corrected or left uncorrected in the current period.
Stock Ownership Guidelines	We have guidelines for executive officers and non-employee directors to maintain meaningful levels of stock ownership.
Caps on Annual Bonuses and Equity Grants	Our annual cash incentive plan and equity awards have upper limits on the amounts of cash and equity that may be earned, respectively.
Double Trigger Change in Control Severance and Acceleration	A change in control alone will not trigger severance pay or accelerated vesting of equity awards under the compensation arrangements covering our NEOs.
Peer Benchmarking	We utilize compensation peer sets comprised of companies based on industry sector, revenue and market capitalization as a reference for compensation decisions, and these peer sets are reviewed periodically.
What We Don’t Do
No Excessive Perks	We do not provide excessive perquisites to executive officers.
No Excise Tax Gross-Ups	We do not provide excise tax gross-ups on change in control payments.
No Hedging or Pledging of Company Stock	We do not permit our executive officers and directors to pledge or hedge their Company stock.
No Guaranteed Performance Bonuses	We do not provide guaranteed performance bonuses to our NEOs at any minimum levels of payment under our annual cash incentive plan.
Say-on-Pay Results
At the 2025 annual meeting, our shareholders approved the compensation of our NEOs on an advisory basis (commonly known as a “say-on-pay” proposal), with approximately 63.4% of our shares of common stock voting “For” such proposal. While a majority of shareholders were supportive of our program and plan design, we acknowledge that other shareholders have concerns. At the direction of the Board, prior to our 2025 annual meeting we met with shareholders of 50% of our outstanding shares (representing 71% of our top 20 shareholders) to discuss executive compensation as well as other topics. Most of those meetings included the Chairperson of the Board and the Chairperson of the Committee. The Committee values shareholder feedback and intends to engage with shareholders in advance of the filing of the Company’s definitive proxy statement for the 2026 annual meeting. The Committee expects to consider the results of that outreach, together with the outcome of the 2025 say-on-pay vote in its ongoing review of the Company’s executive compensation program and related disclosures.

III.    COMPENSATION DETERMINATION PROCESS
Role of the Board, Committee, and Management
In considering appropriate levels of compensation for executives, the Committee considers the Company’s performance and individual NEO performance and experience, as well as peer and broader financial services industry comparisons. When deemed appropriate, the Committee requests that its independent compensation consultant provide it with survey data of executive compensation for insurance companies that are comparable to the Company.
The chair of the Committee works with Mr. D’Orazio and the Group Chief Human Resources Officer to establish the agenda for Committee meetings. Mr. D’Orazio also engages with the Committee when providing recommendations regarding pay for other executives and senior officers of the Company, other than his own. The Committee periodically meets with Mr. D’Orazio to assess progress toward meeting objectives set by the Board for both annual and long-term compensation. The Committee also meets without management present when appropriate. Mr. D’Orazio does not play any role with respect to his own compensation.
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
Role of the Independent Compensation Consultant
The Committee engaged Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), as its independent compensation consultant. Aon reports to, and receives its direction from, the Committee. Aon helped facilitate the executive officer compensation process, including the creation of a compensation peer group for comparing our NEOs’ compensation to the market and provides advice and information on other executive compensation matters.
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
The Committee takes into consideration the structure and components of, and the amounts paid under, the executive compensation programs of other, comparable publicly-traded peer companies, as derived from public filings and other sources, when making decisions about the structure and component mix of our executive compensation program. The Committee also considers the practices of our competitors and the broader industry for recruiting and retaining talent.
The historic peer group has been updated periodically by the Committee, based on a process that includes recommendations from internal sources, and external sources such as its independent compensation consultant, to reflect the companies against which the Company competes for executive talent or for shareholder investment. The peer group utilized by the Committee to determine 2025 compensation was defined using the following criteria:
•public companies specializing in property and casualty insurance
•total assets between $1.6 billion and $15 billion
•direct written premiums between $470 million and $4.3 billion (exception for Global Indemnity Group, LLC)

•total revenue between $234 million - $2.1 billion (exceptions for SiriusPoint Ltd. and Hamilton Insurance Group, Ltd.)
•no recent mutual conversions
Based upon these criteria, in 2025, the Committee identified the following sixteen companies as its peer group in benchmarking and setting executive compensation for 2025.

Bowhead Specialty Holdings Inc.	Radian Group Inc.
Employers Holdings, Inc.	RLI Corp.
Global Indemnity Group, LLC	Safety Insurance Group, Inc.
Hamilton Insurance Group, Ltd.	SiriusPoint Ltd.
Horace Mann Educators Corporation	Skyward Specialty Insurance Group, Inc.
Kinsale Capital Group, Inc.	Tiptree Inc.
NMI Holdings, Inc.	United Fire Group, Inc.
Palomar Holdings, Inc.	Universal Insurance Holdings, Inc.
IV.    COMPENSATION PROGRAM COMPONENTS
2025 Compensation Components in General
The Committee selected the components of compensation set forth in the chart below to achieve our executive compensation program objectives. The Committee regularly reviews all components of the program to verify that each executive officer’s total compensation is consistent with our compensation philosophy and objectives and that the component is serving a purpose in supporting the execution of our strategy. The majority of each executive officer’s target compensation is variable and at-risk, with a meaningful portion tied to the achievement of pre-determined financial objectives and strategic goals, which we believe creates an alignment of interests between our executive officers and shareholders.

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

Long-Term Incentives: Annual Equity-Based Awards
• Variable equity-based compensation.
• PRSUs: Restricted share units that vest based on achievement of performance goals over a three-year performance period.
• Service-Based RSUs: Restricted share units that vest in three equal annual installments based on the executive officer’s continued service with the Company.

Equity-based compensation is designed to motivate and reward executive officers to achieve our multi-year strategic goals and to deliver sustained long-term value to shareholders, as well as to attract and retain executive officers. It links compensation with shareholder value creation and aligns NEOs’ interests with shareholders’ interests.

2025 Target Pay Mix
Consistent with the Committee’s pay-for-performance philosophy, a meaningful majority of annual target total compensation for our NEOs is variable, at-risk pay. The Committee considers compensation to be “at-risk” if it is subject to operating performance or if its value depends on our stock price. For 2025, 67% of the allocation of annual target total compensation payable to Mr. D’Orazio and 64% of the allocation of the average annual target total compensation payable to the other continuing NEOs, was considered variable or at-risk.
The Committee allocated compensation among base salary, target annual cash incentive plan amounts, and the grant date fair value of long-term incentive awards, which were granted to NEOs in the form of PRSUs (valued at target value) and Service-Based RSUs. The values and allocations were determined by the Committee with reference to, and consistent with, the allocations among such elements at the companies in our peer group. Approximately 34% of Mr. D’Orazio’s total target compensation, and 31% of the average total target compensation for the other NEOs, respectively, represented long-term incentive compensation.

PAY ELEMENT	CEO TARGET PAY MIX (%)	OTHER NEO TARGET PAY MIX (AVERAGE) (%)
Base Salary	33%	36%
Annual Bonus	33%	33%
Long-Term Incentives	34%	31%
Performance Restricted Share Units	17%	15.5%
Service-Based Restricted Share Units	17%	15.5%
Each compensation element is discussed in more detail below. The percentage shown for the PRSUs in the table above is based on the target grant date values of the PRSUs for our NEOs’ annual equity grants.
Base Salary
Base salaries provide fixed compensation to executive officers and help to attract and retain the executive talent needed to lead the business and maintain a stable leadership team. Base salaries are individually determined according to each executive officer’s areas of responsibility, role, and experience, and vary among executive officers based on a variety of considerations, including skills, experience, achievements, and the competitive market for the position. Each of our NEOs received a modest 3% salary increase in 2025, with the exception of Mr. Schmitzer who did not receive a salary increase and Mr. Sutherland, whose salary increase exceeded 3% in connection with his promotion to President of the E&S Segment on May 5, 2025. The table below sets forth the base salaries for each of our NEOs for the fiscal year ended December 31, 2025, and, other than for Ms. Miller and Mr. Sutherland, for the fiscal year ended December 31, 2024.

NEO	2024 BASE SALARY ($)	2025 BASE SALARY ($)	% CHANGE
Frank N. D’Orazio	966,625	995,624	3%
Sarah C. Doran	572,000	589,160	3%
Richard J. Schmitzer	669,955	463,479(1)	n/a
Michael J. Hoffmann	442,000	455,260	3%
Jeanette L. Miller	n/a	370,800	n/a
Todd R. Sutherland	n/a	375,119(2)	n/a

(1) Mr. Schmitzer stepped down as Chief Executive Officer of the Company’s E&S Segment, effective July 31, 2025, in anticipation of his retirement from the Company effective October 15, 2025. In connection with this transition, Mr. Schmitzer’s base salary was decreased to $300,000 effective in August 2025. Accordingly, Mr. Schmitzer’s base salary in this table for 2025 reflects approximately eight months at the salary level established in March 2023 and two months at the decreased salary level established in August 2025 in connection with Mr. Schmitzer’s transition.
(2) Mr. Sutherland was promoted to President of the Company’s E&S Segment, effective May 5, 2025. In connection with this promotion, Mr. Sutherland’s base salary was increased to $400,000 effective in May 2025. Accordingly, Mr. Sutherland’s base salary in this table for 2025 reflects approximately two months at the salary level established in March 2024, two months at the salary level established in March 2025 during the Company’s annual compensation cycle, and eight months at the increased salary level established in May 2025 in connection with Mr. Sutherland’s promotion.
Short-Term Incentives
The short-term incentive plan (the “STI Plan”) is designed to provide incentives to designated senior officers of the Company to achieve certain financial and strategic performance targets and to link executive compensation to Company financial results and enhance shareholder value by rewarding competitive and superior performance, thereby creating an alignment of interests between our executive officers and shareholders.
Target Opportunities
The Committee determines a target cash incentive opportunity for each NEO under the annual cash incentive plan by taking the individual’s base salary and multiplying it by the individual’s target incentive percentage. The target incentive percentages for each of our NEOs for the fiscal year ended December 31, 2025, are set forth in the table below. With the exception of Mr. Sutherland, whose compensation targets were increased in connection with his promotion to President of the E&S Segment on May 5, 2025, the target incentive percentages remained the same as in 2024.

NEO	2025 TARGET CASH INCENTIVE OPPORTUNITY (AS A % OF BASE SALARY)
Frank N. D’Orazio	100%
Sarah C. Doran	100%
Richard J. Schmitzer	100%
Michael J. Hoffmann	75%
Jeanette L. Miller	75%
Todd R. Sutherland	100%
For the NEOs who are chief executive officers of the Company or one of its segments and the chief financial officer of the Company, the target cash incentive amount was set at 100% of each such NEO’s 2025 base salary, in acknowledgement of the greater responsibilities of such executive officers as compared to others. Mr. Hoffmann and Ms. Miller, who do not have a corresponding position, received a target cash incentive amount of 75% of their 2025 base salaries. The payout for threshold performance is equivalent to 50% of the target amount, and the payout for maximum performance is equivalent to 150% of the target amount. The payout amount for performance falling between threshold and target, or target and maximum, is determined by linear interpolation. The STI Plan permits the Committee to exercise discretion to adjust payouts, positively or negatively, when it deems it to be appropriate.

Performance Metrics
Based upon a review of our peer group’s short-term compensation practices and the Company’s strategic plan and historical performance levels, the Committee recommended to the Board, and the Board approved, the use of three performance metrics. Two of these metrics are financial performance metrics: Adjusted Combined Ratio and adjusted earnings before interest and taxes (Adjusted EBIT), which are non-GAAP financial measures. The Committee believes that these financial performance metrics are appropriate, as they are industry standard measures of profitability. The two financial performance metrics comprise 66.7% of the bonus target and are calculated as follows:
CALCULATION OF ADJUSTED COMBINED RATIO METRIC
Adjusted Combined Ratio: The Company’s Adjusted Combined Ratio is calculated as the combined ratio of the Company on a consolidated basis, calculated prior to the effect of favorable or unfavorable prior year reserve development for which the Company’s subsidiaries ceded the risk under retroactive reinsurance agreements and the related changes in the amortization of the deferred gain.
For Mr. D’Orazio, Ms. Doran, Mr. Hoffmann, and Ms. Miller, performance of the Adjusted Combined Ratio metric was determined entirely on the achievement of the Company, whereas for Mr. Schmitzer and Mr. Sutherland, performance of the Adjusted Combined Ratio was evenly divided between (i) Company Adjusted Combined Ratio, and (ii) the Adjusted Combined Ratio of the E&S Segment. For 2025, the Specialty Admitted Insurance segment performance was measured using the group performance metrics.
For the E&S Segment, Adjusted Combined Ratio is calculated as the segment’s combined ratio, calculated prior to the effect of favorable or unfavorable prior year reserve development for which the segment ceded the risk under retroactive reinsurance agreements, if any, and the related changes in the amortization of the deferred gain.
CALCULATION OF ADJUSTED EBIT
Adjusted EBIT: Adjusted EBIT is calculated as net income of the Company before interest and income taxes, and excluding the portion of favorable or unfavorable prior year reserve development for which the Company’s subsidiaries ceded the risk under retroactive reinsurance agreements and the related changes in the amortization of the deferred gain.
The Committee set the targets for these financial metrics at a level that it considered rigorous and challenging and that took into account the relevant risks and opportunities of the Company’s business. In particular, the Committee reviewed our 2025 annual operating budget that resulted from our detailed budgeting process and evaluated various factors that might affect whether the target could be achieved, including the risks to achieving certain preliminary objectives that were necessary pre-requisites to achieving the budget targets.
In addition to the financial performance metrics, 33.3% of the bonus target was based upon the achievement of strategic goals established for 2025, the achievement of which were non-formulaic, and determined on a subjective basis by the Committee. Our 2025 strategic goals were identified by the Committee as among the most important goals in a broader set of companywide objectives set for 2025. The strategic goals were focused on the Company’s rating and outlook, redomicile from Bermuda to Delaware, underwriting productivity and E&S Segment internal profitability reporting.
For these strategic goals, the 2025 targets were established by the Committee at a level that the Committee determined to be aggressive and set at challenging levels such that the attainment of target performance for each category of goals was not assured at the time they were set and required a high level of effort and execution on the part of the executive officers and others in order to achieve the goals. The Committee believes that each of these goals is strongly aligned with the creation of shareholder value.

Achievement of Financial and Strategic Goals
The Committee is permitted to make varying adjustments to the performance metrics within the framework established for the STI Plan that may have a net positive or net negative impact on the calculation of performance in respect of those metrics. For 2025, the Committee set threshold, target and maximum metrics for group Adjusted Combined Ratio and Adjusted EBIT that incorporated adjustments for discontinued operations and employee retention awards scheduled to be paid in 2025. In addition, in determining the final calculation of results of the 2025 group Adjusted Combined Ratio and Adjusted EBIT financial performance metrics, the Committee exercised discretion to make adjustments to exclude expenses related to strategic transactions previously undertaken by the Company at the direction of the Board that the Board believed were essential to delivering long-term value to shareholders. These adjustments are consistent with the calculation methodology used in prior years and resulted in a very slight net positive impact to the results of the financial performance goals. The Committee believes that the adjusted items were outside the control of management and were not representative of operating performance, and that the adjustments were necessary to preserve the motivational objective of the STI Plan.
The table below shows the 2025 threshold, target and maximum level of performance, actual performance results, adjusted performance results based on the Committee’s adjustments to the performance metrics, and adjusted performance as a percentage of target, for each financial performance goal (group and E&S Segment Adjusted Combined Ratio and Adjusted EBIT for Messrs. Schmitzer and Sutherland, and group only Adjusted Combined Ratio and Adjusted EBIT for the other NEOs).

	GROUP ADJUSTED COMBINED RATIO (ALL NEOS)	E&S SEGMENT ADJUSTED COMBINED RATIO (E&S SEGMENT ONLY)	GROUP ADJUSTED EBIT(2) (ALL NEOS)	STRATEGIC GOALS (ALL NEOS)
Weighting of Metric for Group NEOs	33.3%		33.3%	33.3%
Weighting of Metric for E&S Segment NEOs	16.7%	16.7%	33.3%	33.3%
Threshold(1)	99.9%	93.25%	$74.6 million	N/A
Target(1)	96.2%	89.5%	$108.4 million	N/A
Maximum(1)	92.4%	85.7%	$142.2 million	N/A
Actual Result(2)	96.3%	89.3%	$104.6 million	N/A
Adjusted Result(3)	96.3%	89.3%	$105.4 million	87.5% for Group / 80% for E&S Segment
Achievement as a % of Target after Applying the Weighting(4)	32.9% for Group / 16.4% for E&S Segment	17.1%	31.9%	29.2% for Group / 26.7% for E&S Segment

(1) The threshold, target, and maximum metrics for group Adjusted Combined Ratio and Adjusted EBIT established for the 2025 performance year incorporate adjustments for discontinued operations and employee retention awards that were scheduled to be paid in 2025, as applicable.
(2) The actual results for Adjusted Combined Ratio and Adjusted EBIT reflect the adjustments for discontinued operations and employee retention awards, as applicable, that were incorporated into the threshold, target and maximum metrics for such performance measures established for the 2025 performance year. The actual Adjusted Combined Ratio and Adjusted EBIT for 2025 before these adjustments was 96.6% and $100.4 million, respectively.
(3) Consistent with the terms of the STI Plan, the Committee adjusted the calculation of the group Adjusted Combined Ratio and Adjusted EBIT results to remove actual expenses pertaining to the strategic activities previously undertaken by the Company, to the extent that such items would have been included in the calculation of the group Adjusted Combined Ratio and Adjusted EBIT performance measures.
(4) In determining the level of achievement of the NEOs of the strategic goals of the STI Plan, the Committee determined that the Company fulfilled the majority of the strategic goals, with the exception of one that was not completed to its full target.

The Board approved payouts under the STI Plan for the NEOs in the amounts recommended by the Committee. The table below sets forth the amount of each NEO’s STI Plan payment based upon the adjusted performance results, as well as what the STI Plan payouts would have been if the Committee did not use discretion to adjust the calculation. The table also includes the percentage that the actual payment represented compared to such officer’s target payout, which, for each NEO, other than Mr. Hoffmann and Ms. Miller, was equivalent to such NEO’s 2025 base salary (subject to pro-ration as described in the footnotes to the table), and for Mr. Hoffmann and Ms. Miller, was equivalent to 75% of their respective base salaries.

NEO	TARGET AMOUNT ($)	UNADJUSTED TOTAL RESULT (AS A % OF TARGET)	UNADJUSTED PAYOUT ($)	TOTAL RESULT (AS A % OF TARGET) AFTER ADJUSTMENT	ACTUAL PAYOUT AFTER ADJUSTMENT ($)
Frank N. D’Orazio	995,624	93.5%	930,908	93.9%	934,891
Sarah C. Doran	589,160	93.5%	550,865	93.9%	553,221
Richard J. Schmitzer	458,055(1)	91.7%	420,036	92.1%	421,869
Michael J. Hoffmann	341,445	93.5%	319,251	93.9%	320,617
Jeanette L. Miller	278,100	93.5%	260,024	93.9%	261,136
Todd R. Sutherland	320,977(2)	91.7%	294,336	92.1%	295,620

(1) Mr. Schmitzer’s target of $458,055 reflects his pro-rated salary (both before and after the August 2025 amendment to his employment agreement, as described below) for time worked during the 2025 performance year.
(2) Mr. Sutherland’s 2025 Target Amount is based on his salary both before and after his promotion to President of the E&S Segment on May 5, 2025.
Long-Term Incentives
The third component of the executive compensation program is long-term incentive equity grants. The long-term incentives create a strong link between payouts and performance, and a strong alignment between the interests of executive officers and those of our shareholders. Long-term equity incentives also promote retention, as, subject to limited exception, executive officers will only receive value with respect to the equity incentives if they remain employed by us over the required term. Additionally, the long-term equity incentives foster an ownership culture among our executive officers by creating a greater personal stake in the value they are intended to achieve.
Long-Term Incentive Target Opportunities
The target levels are expressed as dollar amounts, equal to 100% of our NEOs’ base salaries for 2025 (except for Ms. Miller, her 2025 target amount was equal to 75% of her base salary), with the grants of PRSUs and Service-Based RSUs each representing 50% of the total long-term incentive opportunity. The number of shares covered by the awards is determined by dividing the applicable target dollar amount by the closing market price of the Company’s common stock on the second trading day following the release of the Company’s financial results for the fourth quarter of the immediately preceding fiscal year, which is considered the grant date for the awards.
The Committee and the Board utilize this grant date for pricing of our annual equity awards awarded in February each year so that the number of shares that are subject to awards would take into account the trading price of our stock after the markets respond, positively or negatively, to our announced financial results.
In February 2025, the Committee approved grants of awards to our NEOs under the Company’s 2014 Long-Term Incentive Plan, which is the Company’s employee equity incentive plan (the “2014 LTIP”), at their respective annual grant targets. In affirming and establishing these grant levels, the Committee considered the following:
•individual performance and expected future contributions of the NEO;
•the values of, allocations to, and proportion of total compensation represented by, the long-term incentive opportunities at the companies in our compensation peer groups;
•time in role, skills, and experience; and
•retention.

Equity Vehicles and 2025 Mix: PRSUs and Service-Based RSUs
The 2025 mix of long-term incentives granted to the NEOs is shown in the following table:

EQUITY VEHICLE	2025 ALLOCATION	VESTING PERIOD	VESTING CRITERIA	RATIONALE FOR USE
PRSUs	50%	3-year cliff	• Adjusted operating return on average adjusted tangible common equity • Growth in adjusted tangible common equity per share of common stock	• Focuses on underwriting results, core profitability and risk management • Prioritizes increasing shareholder value • Promotes long-term focus and retention
Service-Based RSUs	50%	3 years: 1/3 per year	• Vests solely based on continued employment through each applicable vesting date	• Aligns NEOs’ interests with interests of shareholders • Promotes retention • Provides value even during periods of stock price or market downturn
The Committee structured the relative weight assigned to each type of award to motivate performance against long-term goals through PRSUs, and to ensure some amount of value delivery and retention through the Service-Based RSUs. These are complementary because they have upside potential but deliver some value even if our stock price does not increase, while also reinforcing an ownership culture and commitment to the Company.
PRSU Performance Metrics
Based upon a review of our peer group’s long-term compensation practices, and the Company’s own business, the Committee recommended to the Board, and the Board approved, the use of two financial performance metrics, which are evenly weighted. The financial performance metrics are (i) the Company’s adjusted operating return on average adjusted tangible common equity, and (ii) growth in adjusted tangible common equity per share of common stock, both of which are non-GAAP measures. The Committee chose these metrics because it believes that these measures are indicators of the Company’s long-term financial performance. The use of three-year average results promotes a focus on long-term performance.
CALCULATION OF ADJUSTED OPERATING RETURN ON AVERAGE ADJUSTED TANGIBLE COMMON EQUITY
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

CALCULATION OF GROWTH IN ADJUSTED TANGIBLE COMMON EQUITY PER SHARE OF COMMON STOCK
“Growth in adjusted tangible common equity per share of common stock” for the performance period is calculated as a percentage equal to the greater of (i) ((A-B)/B)/4, and (ii) 0%, where:
A = adjusted tangible common equity per share of common stock as of the last day of the performance period; and
B = adjusted tangible common equity per share of common stock as of the December 31st immediately preceding the performance period.
“Adjusted tangible common equity per share of common stock” is calculated as (i) adjusted tangible common equity, divided by (ii) the number of shares of common stock outstanding.
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
2025 Grants of PRSUs and Service-Based RSUs
The following table sets forth the value of the PRSU and Service-Based RSU grants to our NEOs in 2025, and the number of shares of common stock subject to such award, with the PRSU amounts reflected at target performance:

NEO	2024 BASE SALARY ($)	2025 TARGET LONG-TERM INCENTIVE OPPORTUNITY (AS A % OF BASE SALARY) (%)	PRSUS AT TARGET ($)	PRSUS AT TARGET (#)	SERVICE- BASED RSUS ($)	SERVICE- BASED RSUS (#)
Frank N. D’Orazio	966,625	100	483,313	131,334	483,313	131,334
Sarah C. Doran	572,000	100	286,000	77,717	286,000	77,717
Richard J. Schmitzer	669,955	100	334,977	91,026	334,977	91,026
Michael J. Hoffmann	442,000	100	221,000	60,054	221,000	60,054
Jeanette L. Miller	360,000	75	135,000	36,684	135,000	36,684
Todd R. Sutherland*	n/a	n/a	—	—	250,000	42,955

* Mr. Sutherland was issued an off-cycle Service-Based RSU award on August 6, 2025, for his promotion.

2023-2025 PRSUs
The performance period for the PRSUs granted in 2023 ended as of December 31, 2025 (the “2023-2025 PRSUs”), and the Committee certified performance for such PRSUs in March 2026 against the targets set at the beginning of the three-year performance period. The performance metrics for the 2023-2025 PRSUs included (i) the Company’s adjusted operating return on average adjusted tangible common equity, and (ii) growth in adjusted tangible common equity per share of common stock. The table below shows the weighting, goal targets, and the actual level of achievement on each of these goals.

2023-2025 PRSU PERFORMANCE METRICS	WEIGHT	THRESHOLD	TARGET	MAXIMUM	ACTUAL RESULT	ACHIEVED PAYOUT PERCENTAGE	WEIGHTED ACHIEVED PAYOUT PERCENTAGE
Adjusted operating return on average adjusted tangible common equity	50%	6.5%	12.9%	19.4%	8.9%	68.7%	34.3%
Growth in adjusted tangible common equity per share of common stock	50%	4.1%	8.2%	12.3%	6.4%	77.4%	38.7%
Total							73%
The following table lists the number of 2023-2025 PRSUs earned by the NEOs for the 2023-2025 performance period:

NEO	2023 PRSUS TARGET (#)	2023 PRSUS VESTED (#)	VESTED PRSUS AS A PERCENTAGE OF TARGET (%)
Frank N. D’Orazio	18,626	13,597	73%
Sarah C. Doran	11,075	8,085	73%
Richard J. Schmitzer	12,181*	8,892	73%
Michael J. Hoffmann	8,558	6,247	73%
Jeanette L. Miller	4,277	3,122	73%

* The target number of PRSUs shown above for Mr. Schmitzer is the pro-rated target amount based on the time he worked in the performance period.
2026 Compensation Updates
The Committee continuously evaluates our executive compensation program and seeks to ensure it is aligned with current market practices and peer compensation structures as appropriate. In assessing our CEO’s compensation, the Committee considered various factors including (i) our CEO’s target short-term incentive and long-term incentive opportunities were significantly below market, (ii) less of his pay as a percent of total compensation was incentive based when compared to CEOs in companies in the peer group, (iii) there had been no increase in his target short-term incentive or long-term incentive opportunities since he was named the CEO in 2020, and (iv) his target opportunities were the same as some of our other NEOs. The Committee believed that increases to our CEO’s target short-term incentive and long-term incentive opportunities were appropriate to align his pay with market and shareholders’ interests. The Committee, with the assistance of its independent compensation consultant, recommended and the Board approved the increase of our CEO’s target short-term incentive opportunity from 100% of his base salary for 2025 to 150% of his base salary for 2026 and his target long-term incentive opportunity from 100% of his base salary for 2025 to 200% of his base salary for 2026. The Committee considered the results of the most recent say-on-pay vote as part of its overall review of executive compensation and shareholder feedback. In determining adjustments to our CEO’s target short-term incentive opportunity, the Committee took those considerations into account together with the Company’s performance, competitive market practices and the Committee’s compensation philosophy. As a result of the increases in target opportunities, our CEO’s compensation that is variable, at-risk increased from 66.7% to 77.8% and is now aligned with the median compensation of our peer group.

In addition, the Committee recommended and the Board approved an increase of our Chief Legal Officer’s target long-term incentive opportunity from 75% of her base salary for 2025 to 100% of her base salary for 2026 to better reflect the responsibilities of her role as well as the context of her position on the Company’s senior management team. No changes were made to other NEOs’ 2026 target opportunities.
Cash Incentive Awards to Mr. Sutherland
Prior to his promotion to President of our E&S Segment, Mr. Sutherland was granted cash incentive awards under the 2014 LTIP in the amount of (i) $156,000 on March 1, 2024 (the “2024 Cash Award”) and (ii) $160,680 on March 5, 2025 (the “2025 Cash Award”) as a component of his compensation to incentivize performance and support the retention of his service. The awards vest in equal installments on each of the first three anniversaries of the grant date, subject to his continued employment with the Company through each applicable vesting date. The first and second tranches of the 2024 Cash Award were paid on March 3, 2025 and March 2, 2026. The first tranche of the 2025 Cash Award was paid on March 5, 2026.
2024 One-Time Retention Awards
As previously disclosed, in 2024 the members of the Company’s senior leadership team, excluding our CEO, received a cash retention award that was paid out in two equal installments as more fully described below. This one-time program concluded in 2025 and, importantly, accomplished the critical objective of maintaining a cohesive, engaged senior leadership team. The Committee does not generally intend to provide one-time grants except in a judicious and limited manner as warranted by unique circumstances. The Committee views any such grants to executive officers as a special and exceptional non-recurring event to meet the Company’s needs for a specific purpose or during a specific time period. The Committee believes that the events of 2024 constituted one of these unique circumstances for the Company as we undertook the strategic review process, which at the time of grant, had continued for an extended period.
While the Company was going through the strategic review process during 2024, it would have been extremely difficult to attract senior personnel in the event of a departure of any executive due to the process’s ongoing nature. Maintaining a cohesive and engaged senior leadership team throughout the strategic review process, specifically over the twelve-month period, was critical to the ongoing operation of our business and our successful completion of the strategic review process.
In 2024, the Committee, with assistance from Mr. D’Orazio and our independent compensation consultant, determined that a cash retention award for the members of the senior leadership team would provide a necessary retention incentive to help ensure that key executives remained with the Company and engaged in the additional work required to be done for the duration of the strategic review process which was anticipated, at the time the awards were made, to potentially last twelve months from its commencement in November 2023. The awards were in an amount equal to the target amount of a senior leadership team member’s annual short-term incentive target. The awards vested in two equal installments on or immediately prior to December 31, 2024 and June 30, 2025, subject to continued employment of the executive through such date with certain exceptions, including an employee’s involuntary termination of employment without cause, by reason of death or disability, and in the event of a “change in control”, with such term as defined in the 2014 LTIP. There would not have been a payout if the executive resigned from their employment for good reason, and a sale of a segment of the Company by itself would not trigger payment, unless the executive was terminated without cause by the Company in connection with such transaction.

The following table reflects the amounts of the retention awards granted to our NEOs on July 25, 2024. Mr. D’Orazio did not receive a retention award, and Mr. Sutherland was not eligible to receive a retention award since he was not a member of the senior leadership team when the retention awards were granted. The retention awards granted to our NEOs were paid in full as of December 31, 2025, with 50% paid in 2024 and the remaining 50% paid in June 2025.

NEO	CASH RETENTION AWARD ($)
Frank N. D’Orazio	n/a
Sarah C. Doran	572,000
Richard J. Schmitzer	669,955
Michael J. Hoffmann	331,500
Jeanette L. Miller	270,000
V.    POST-EMPLOYMENT COMPENSATION AND OTHER BENEFITS
Qualified Retirement Plans
We offer a tax-qualified 401(k) defined contribution plan covering all of our employees, including our NEOs. Eligible employees may make voluntary pre-tax and post-tax contributions to the 401(k) plan and are eligible for matching company contributions in an amount equal to 100% of the first 6% of the employee’s eligible compensation. The 401(k) plan also permits discretionary company contributions. All contributions to the 401(k) plan are subject to certain limitations under the Internal Revenue Code.
We do not provide a pension plan for any of our employees and no NEOs participated in a nonqualified deferred compensation plan during 2025.
Termination Provisions in NEO Employment Agreements
Each of our continuing NEOs is party to an employment agreement with us that provides for certain benefits if his or her employment is terminated under certain circumstances. This arrangement provides the continuing NEOs with a core level of assurance that their actions on behalf of the Company and its shareholders can proceed without the potential distraction of short-term issues that may affect the Company (e.g., a strategic transaction involving the Company) and helps ensure that our continuing NEOs continue to act in the best interests of the Company. In addition, the agreements contain measures that protect the Company past the date of the NEO’s termination, such as non-competition and customer and employee non-solicitation restrictive covenants and confidentiality and non-disclosure obligations (the “Restrictive Covenants”), and the requirement that NEOs execute a general release in favor of the Company in order to receive benefits. We do not provide excise tax “gross-ups” to any of our executive officers related to change in control payments. Continuing NEOs may also receive benefits with respect to unpaid amounts under the STI Plan and unvested equity awards under our 2014 LTIP. The key terms of the separation arrangements are described below in “Potential Payments Upon Termination or Change in Control.”
Retirement of Mr. Schmitzer
In August 2025, we amended Mr. Schmitzer’s employment agreement in anticipation of his retirement. Mr. Schmitzer stepped down as Chief Executive Officer of the Company’s E&S Segment, effective July 31, 2025, but remained with the Company to facilitate the transition of his duties to the new President of the Company’s E&S Segment until his retirement on October 15, 2025. The amendment provided for Mr. Schmitzer to receive a salary of $300,000 on a per annum basis from the time of the amendment until his retirement.
Mr. Schmitzer did not receive any severance payment in connection with his retirement. The vesting of his next-to-vest tranches of Service-Based RSUs were accelerated upon retirement, and the remaining Service-Based RSUs were forfeited. His outstanding PRSUs were pro-rated based on the number of days he worked during the respective performance periods and will vest based on actual performance results after the end of the respective performance periods.

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
We make these tax benefits available to the specified NEOs employed by the Company based upon the unique challenges of performing work in the Bermuda market, including the additional tax expenses. We believe that providing these benefits is common practice for other Bermuda based companies (which the Company was prior to its redomicile to Delaware on November 7, 2025) and is consistent with our goal to attract and retain talented executive officers. The actual benefits received by the specified NEOs in connection with performing work in Bermuda is identified in the Summary Compensation Table.
VI.    ADDITIONAL COMPENSATION POLICIES AND PRACTICES
Clawback Policy
In October 2023, the Board, at the recommendation of the Committee, adopted an executive officer incentive compensation recovery policy in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former executive officers, including all of our NEOs. If the Company is required to prepare an accounting restatement because of either (i) the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or (ii) an error that is not material to previously issued financial statements, but would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, then all incentive compensation paid or credited to each current or former executive officer for the restated period (up to three years) will be recalculated based on the restated results. To the extent the recalculated incentive compensation is less than the incentive compensation actually paid or credited to such executive officer for that period, the excess amount must be returned to the Company or forfeited. In the event of an executive officer’s failure to repay any erroneously awarded compensation due under the clawback policy, the Company would enforce the clawback policy and pursue other remedies to the fullest extent permitted by applicable law, unless certain conditions are met and the Committee determines that recovery would be impracticable. The STI Plan and 2014 LTIP (and the award agreements under our 2014 LTIP) incorporate the provisions of any clawback policies maintained by the Company from time to time.
Executive Stock Ownership Guidelines
We believe that the Company and our shareholders are best served when executive officers manage the business with a long-term perspective. In July 2022, the Board, at the recommendation of the Committee, adopted stock ownership guidelines (the “Guidelines”) to more closely align the financial interests of the Company’s directors and executive and other senior officers with those of the Company’s shareholders. Pursuant to the Guidelines, within five years of becoming subject to the Guidelines, (i) our Chief Executive Officer is required to beneficially own shares of common stock with a fair market value equivalent to five times his annual base salary, (ii) other executive officers and designated members of the senior management team of the Company are required to beneficially own shares of common stock with a fair market value equivalent to three times their annual base salary, and (iii) our non-employee directors are required to beneficially own shares of common stock with a fair market value equivalent to three times their annual cash retainer. The Committee reviews compliance with the Guidelines on an annual basis.

POSITION	MULTIPLE OF BASE SALARY OR CASH RETAINER
Chief Executive Officer	5x
Other Executive Officers	3x
Non-employee Directors	3x

Pursuant to the Guidelines, (a) shares subject to eligible unvested Service-Based RSUs are valued at the greater of (i) the Market Price or (ii) the closing price on the Nasdaq Stock Market on the grant date, and (b) shares received upon the vesting of Service-Based RSUs are valued at the greatest of (i) the Market Price, (ii) the closing price on the Nasdaq Stock Market on the grant date, or (iii) the closing price on the Nasdaq Stock Market on the date of vesting. The value of shares subject to unvested PRSUs are not applied to determining whether the required value of shares of common stock is owned by any executive officer.
For purposes of the Guidelines, the fair market value of the shares of common stock is established using the greater of (i) the average closing price of the shares of common stock on the Nasdaq Stock Market for the 30 trading day period immediately prior to the applicable determination date (the “Market Price”) or (ii) the price paid at the time of purchase, or, if the shares were not purchased (for example, if the shares were acquired on exercise of an equity award), the closing price of the shares of common stock on the Nasdaq Stock Market on the date of acquisition.
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
Insider Trading Policy and Anti-Hedging and Anti-Pledging Policy
The Board has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities. The policy applies to all personnel, including directors, officers, employees and other covered persons. The Board believes that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Compensation Risk Management
We do not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking, or are reasonably likely to have a material adverse effect on the Company. We believe that the combination of fixed base salaries, non-equity short-term incentive awards and awards of PRSUs and Service-Based RSUs represent an appropriate balance of fixed and variable compensation opportunities, and that the combination of short-term and long-term incentive awards provides an incentive for executives to maintain a long-term perspective in conducting business, rather than seeking short-term gain. This is particularly the case as the long-term incentive awards, awarded in the form of PRSUs and Service-Based RSUs, vest (i) in the case of PRSUs, based on financial performance metrics measured over a three-year performance period, and (ii) in the case of Service-Based RSUs, in annual installments over a three-year period. The use of a maximum payout for awards under the STI Plan and PRSUs also mitigates the risk employees may take because there are no opportunities for excessive awards. Further, the goals utilized in our STI Plan are primarily based upon companywide measures derived from our annual budget, with the performance metrics reviewed and approved by our Board following prior approval by the Committee. The fact that the performance objectives in the STI Plan and PRSUs are largely companywide reduces the likelihood that an employee could take actions to significantly influence performance in an attempt to increase the payout. We believe these practices are unlikely to create incentives for employees or executives to take excessive or unnecessary risks.
In 2025, we conducted an assessment of our executive compensation programs and practices. We concluded that the level of risk associated with the Company’s executive compensation programs is not reasonably likely to have a material adverse effect on the Company. The results of the risk assessment for 2025 executive compensation programs were reviewed by Aon and our enterprise management team. Our senior management will continue to monitor the effect of our compensation policies and practices on our employees and will make reports to our Committee if any concerns should arise.

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
Accounting Considerations
Compensation for share-based awards granted under the Company’s equity incentive plans is recognized in accordance with FASB ASC 718. For Service-Based RSUs, compensation is measured at the grant date and recognized on a straight-line basis over the service or vesting period, which is generally three years for awards under the 2014 LTIP and one year for awards under the 2014 Non-Employee Director Incentive Plan. Compensation for PRSUs depends upon the achievement of certain performance metrics during the performance period, generally three years, with payout for achievement of threshold, target and maximum performance levels set at 50%, 100%, and 200% of the target number of PRSUs, respectively. PRSUs are initially measured on the grant date at the 100% target performance level and the related compensation recognized over the performance period is periodically adjusted as necessary to reflect the projected achievement level. Compensation for cash awards granted under the 2014 LTIP are recognized on a straight-line basis over the service or vesting period, which is generally three years. Forfeitures of awards are recognized as they occur.
Policies on Timing of Equity Grants
We do not grant stock options or other equity awards during periods in which there is material nonpublic information about our Company, including (1) outside a “trading window” established in connection with the public release of quarterly results information or (2) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. Annual equity awards to all officers, including the NEOs, are typically awarded by the Committee at a prescheduled meeting in February of each fiscal year with a grant date for such awards occurring on the second trading day following the Company’s release of earnings. Equity awards may occasionally be awarded on an off-cycle basis, including to new hires or promoted employees, with a grant date for such awards occurring on the second trading day following the Company’s release of earnings. The Company has not timed the disclosure of material nonpublic information to affect the value of executive compensation.
COMPENSATION AND HUMAN CAPITAL COMMITTEE REPORT
The information contained in this Compensation and Human Capital Committee report shall not be deemed to be “soliciting material,” “filed” with the SEC, subject to Regulations 14A or 14C of the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act. No portion of this Compensation and Human Capital Committee report shall be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, through any general statement incorporating by reference in its entirety the Form 10-K/A in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
The Compensation and Human Capital Committee (the “Committee”) has reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with the management of the Company. Based on this review and these discussions, the Committee has recommended to the Board of Directors that the CD&A be included in our Form 10-K/A and in the definitive proxy statement for our 2026 annual meeting of shareholders.
Compensation and Human Capital Committee
Peter B. Migliorato (Chairman)
Joel D. Cavaness
Christine LaSala

Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers:

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS(1) ($)	STOCK AWARDS(2) ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION(3) ($)	ALL OTHER COMPENSATION(4) ($)	TOTAL ($)
Frank N. D’Orazio, Chief Executive Officer	2025	990,791	—	966,618	934,891	37,988	2,930,288
	2024	966,625	—	966,613	745,268	30,747	2,709,253
	2023	959,318	—	924,967	773,300	63,106	2,720,691
Sarah C. Doran, Chief Financial Officer	2025	586,300	286,000	571,997	553,221	29,773	2,027,291
	2024	572,000	286,000	571,987	441,012	28,444	1,899,443
	2023	568,333	—	549,985	457,600	41,170	1,617,088
Richard J. Schmitzer, Former President and Chief Executive Officer, E&S Segment(5)	2025	463,479	334,978	669,951	421,869	35,533	1,925,810
	2024	669,955	334,978	669,948	395,943	29,763	2,100,587
	2023	666,629	—	650,000	556,063	76,509	1,949,201
Michael J. Hoffmann, Group Chief Underwriting Officer	2025	453,050	165,750	441,997	320,617	33,921	1,415,335
	2024	442,000	165,750	442,000	255,586	30,825	1,336,161
	2023	439,167	—	424,990	265,200	27,884	1,157,241
Jeanette L. Miller, Chief Legal Officer	2025	369,000	135,000	269,994	261,136	24,639	1,059,769
Todd R. Sutherland, President of the E&S Segment	2025	375,119	52,000	249,998	295,620	22,353	995,090

(1) Represents amount of retention award paid in 2025 to Ms. Doran, Mr. Schmitzer, Mr. Hoffmann and Ms. Miller pursuant to a cash retention award granted by the Board of Directors of the Company on July 25, 2024. Please see “Item 11 – Compensation Discussion & Analysis IV. Compensation Program Components – 2024 One-Time Retention Awards” for further detail. For Mr. Sutherland, this amount represents the first vested tranche of the cash incentive award granted to him in 2024 under the 2014 LTIP prior to his appointment as President of the E&S Segment, which award vests in equal annual installments over three years.

(2) Represents the aggregate grant date fair value of PRSUs and Service-Based RSUs awarded to our named executive officers in 2025 under the 2014 LTIP, computed in accordance with FASB ASC Topic 718. For the PRSUs, the value at the grant date is based upon the probable outcome of the performance conditions, excluding the effect of estimated forfeitures. For the Service-Based RSUs, the value is based on the closing price of the Company’s common stock on the date of grant. Assuming the maximum level of performance is achieved, the value at the grant date for the PRSUs awarded to each of Mr. D’Orazio, Ms. Doran, Mr. Schmitzer, Mr. Hoffmann and Ms. Miller in 2025 would be $966,625, $572,000, $669,955, $442,000, and $270,000, respectively. Mr. Sutherland did not receive a PRSU award in 2025. See Note 14 — “Equity Awards” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a description of the assumptions that were used in determining the dollar amounts recognized for financial statement reporting purposes of equity awards. Upon his retirement on October 15, 2025, Mr. Schmitzer forfeited a portion of the grant-date value of the PRSUs and Service-Based RSUs equal to $470,190 of his 2025 grant, $246,578 of his 2024 grant and $22,546 of his 2023 grant.
(3) Represents the annual cash incentive awards paid to each of our named executive officers pursuant to the STI Plan, which are based on the achievement of financial and strategic performance metrics. See “Item 11 - Compensation Discussion & Analysis IV. Compensation Program Components – Short-Term Incentives” for further detail. For Mr. Schmitzer, the amount for 2025 represents a pro-rated payment of his STI Plan award in connection with his retirement from the Company based upon the level of achievement of the performance goals for such fiscal year, with such pro-rated amounts determined based upon the period he was employed by the Company during 2025.
(4) See the immediately following table for a description of the compensation included in the “All Other Compensation” column.
(5) Mr. Schmitzer stepped down as President and Chief Executive Officer of the E&S Segment effective May 5, 2025 and July 31, 2025, respectively, and retired from the Company on October 15, 2025.

The following table provides a description of the compensation included in the "All Other Compensation" column of the Summary Compensation Table:

NAME	401(K) PLAN COMPANY CONTRIBUTION ($)	ACCRUED DIVIDENDS PAID UPON VESTING OF RSUS ($)	OTHER(a) ($)	TOTAL ALL OTHER COMPENSATION ($)
Frank N. D’Orazio	21,000	16,475	513	37,988
Sarah C. Doran	21,000	8,260	513	29,773
Richard J. Schmitzer	21,000	14,020	513	35,533
Michael J. Hoffmann	21,000	5,508	7,413	33,921
Jeanette L. Miller	21,000	3,126	513	24,639
Todd R. Sutherland	21,000	840	513	22,353

(a) The amount shown for each named executive officer includes company-paid life insurance. The amount shown for Mr. Hoffmann also includes tax preparation services.

Grants of Plan-Based Awards
The following table provides information regarding grants of non-equity awards to our named executive officers under the STI Plan and equity awards under the 2014 LTIP during 2025. All equity awards granted to our named executive officers in 2025 were in the form of Service-Based RSUs and PRSUs.

NAME	GRANT DATE	DATE OF BOARD ACTION (IF DIFFERENT FROM GRANT DATE)(1)	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(2)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS(3)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS(4) (#)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS(5) ($)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)
Frank N. D’Orazio	3/5/2025	2/20/2025				65,667	131,334	262,668		483,309
	3/5/2025	2/20/2025							131,334	483,309
			497,812	995,624	1,493,436
Sarah C. Doran	3/5/2025	2/20/2025				38,858	77,717	155,434		285,999
	3/5/2025	2/20/2025							77,717	285,999
			294,580	589,160	883,740
Richard J. Schmitzer	3/5/2025	2/20/2025				45,513	91,026	182,052		334,976
	3/5/2025	2/20/2025							91,026	334,976
			334,978	669,955	1,004,933
Michael J. Hoffmann	3/5/2025	2/20/2025				30,027	60,054	120,108		220,999
	3/5/2025	2/20/2025							60,054	220,999
			170,723	341,445	512,168
Jeanette L. Miller	3/5/2025	2/20/2025				18,342	36,684	73,368		134,997
	3/5/2025	2/20/2025							36,684	134,997
			139,050	278,100	417,150
Todd R. Sutherland	8/6/2025	7/24/2025							42,955	249,998
			160,489	320,977	481,466

(1) On February 20, 2025 and July 24, 2025, the Board, at the recommendation of the Committee, approved the equity awards to be granted to the named executive officers. In accordance with the Committee and Board’s equity award policy, the grant date was delayed until the second trading day following the public dissemination of the Company’s 2024 fiscal year-end and second quarter 2025 earnings releases.
(2) The amounts shown represent each named executive officer’s threshold, target and maximum annual cash incentive opportunities for performance in 2025, pursuant to the STI Plan. The actual amount of each named executive officer’s award is determined after completion of the performance period as discussed in our Compensation Discussion and Analysis, and in the case of Mr. Schmitzer was subject to pro-ration of his salary (both before and after the August 2025 amendment to his employment agreement as described in Item 11 - Compensation Discussion & Analysis V. Post-Employment Compensation and Other Benefits - Retirement of Mr. Schmitzer) for time worked during the 2025 performance year. The annual cash incentive awards earned by our named executive officers for performance in 2025 were paid during the first quarter of 2026 and are reflected in the Summary Compensation Table.
(3) The amounts shown represent the threshold, target and maximum number of PRSUs granted to each named executive officer in 2025 pursuant to the 2014 LTIP, except for Mr. Sutherland, who did not receive a PRSU award in 2025. The PRSUs granted in 2025 have a performance period of January 1, 2025 to December 31, 2027. The actual amount of each named executive officer’s award will be based on the achievement of certain performance goals, as discussed in “Item 11 - Compensation Discussion and Analysis IV. Compensation Program Components – Long-Term Incentives.”
(4) The amounts shown represent the Service-Based RSUs granted to each of our named executive officers in 2025 pursuant to the 2014 LTIP, which vest in equal annual installments over three years based on the named executive officers’ continued service with the Company, as discussed in “Item 11 - Compensation Discussion and Analysis IV. Compensation Program Components – Long-Term Incentives.”
(5) The grant date fair value of the Service-Based RSUs and PRSUs, as applicable, was calculated in accordance with FASB ASC Topic 718, and reflects the assumptions set forth in Note 14 — “Equity Awards” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The grant date fair value of the Service-Based RSUs is based on the closing price of the Company’s common stock on the date of grant. The grant date fair value of the PRSUs is determined based upon the probable outcome of the performance conditions, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by our named executive officers on December 31, 2025, which consisted of Service-Based RSUs and PRSUs.

NAME	GRANT DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED(3) ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED(4) (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED(5) ($)
Frank N. D’Orazio	3/1/2023(1)	6,209	39,489	—	—
	3/1/2023(2)	13,597	86,477	—	—
	3/1/2024(1)	32,878	209,104	—	—
	3/1/2024	—	—	49,317	313,656
	3/5/2025(1)	131,334	835,284	—	—
	3/5/2025	—	—	131,334	835,284
Sarah C. Doran	3/1/2023(1)	3,692	23,481	—	—
	3/1/2023(2)	8,085	51,421	—	—
	3/1/2024(1)	19,456	123,740	—	—
	3/1/2024	—	—	29,183	185,604
	3/5/2025(1)	77,717	494,280	—	—
	3/5/2025	—	—	77,717	494,280
Richard J. Schmitzer	3/1/2023(2)	8,892	56,553	—	—
	3/1/2024	—	—	20,415	129,839
	3/5/2025	—	—	23,941	152,265
Michael J. Hoffmann	3/1/2023(1)	2,853	18,145	—	—
	3/1/2023(2)	6,247	39,731	—	—
	3/1/2024(1)	15,034	95,616	—	—
	3/1/2024	—	—	22,551	143,424
	3/5/2025(1)	60,054	381,943	—	—
	3/5/2025	—	—	60,054	381,943
Jeanette L. Miller	3/1/2023(1)	1,426	9,069	—	—
	3/1/2023(2)	3,122	19,856	—	—
	3/1/2024(1)	9,184	58,410	—	—
	3/1/2024	—	—	13,775	87,609
	3/5/2025(1)	36,684	233,310	—	—
	3/5/2025	—	—	36,684	233,310
Todd R. Sutherland	7/27/2023(1)	3,111	19,786	—	—
	8/6/2025(1)	42,955	273,194	—	—

(1) Represents the number of Service-Based RSUs granted to each of our named executive officers pursuant to the 2014 LTIP, which vest in equal annual installments over three years based on the named executive officers continued service with the Company. The vesting dates for each unvested Service-Based RSU is as follows: for awards granted in 2023: March 1, 2026 for the awards granted on March 1, 2023 and May 4, 2026 for Mr. Sutherland’s award granted on July 27, 2023; for awards granted in 2024: March 1 of each the years 2026 and 2027; and for awards granted in 2025: March 5 of each of the years 2026 through 2028 for the awards granted on March 5, 2025 and August 6 of each of the years 2026 through 2028 for Mr. Sutherland’s award granted on August 6, 2025. The vesting of the Service-Based RSUs may be accelerated or otherwise subject to special treatment in the circumstances described in the section below titled “Potential Payments upon Termination or Change in Control – Equity Awards.”

(2) Represents the number of PRSUs earned by Mr. D’Orazio, Ms. Doran, Mr. Schmitzer, Mr. Hoffmann and Ms. Miller, which PRSUs were granted in 2023 pursuant to the 2014 LTIP with a performance period of January 1, 2023 through December 31, 2025 and which vested on March 2, 2026 based on the named executive officers’ continued employment on such date.

(3) Market value is determined based on the number of shares of common stock indicated multiplied by the closing price of the Company’s common stock of $6.36 on December 31, 2025, as reported by the Nasdaq Stock Market.

(4) Represents the number of PRSUs based on achievement of target level performance for the applicable three-year performance period. The PRSUs vest following the end of a three-year performance period beginning on the first anniversary of the grant date, based upon the level of achievement of specified performance metrics, and the number of shares that ultimately vest may range from 0 to 200% of the target depending on actual performance during the applicable performance period. See “Item 11 - Compensation Discussion and Analysis IV. Compensation Program Components – Long-Term Incentives” for further detail. The vesting of the PRSUs may be accelerated or otherwise subject to special treatment in the circumstances described in the section below titled “Potential Payments upon Termination or Change in Control – Equity Awards.”

(5) Market value is determined based on target level performance multiplied by the closing price of the Company's common stock of $6.36 on December 31, 2025, as reported by the Nasdaq Stock Market.
Option Exercises and Stock Vested
The following table presents certain information concerning the vesting of stock awards held by our named executive officers during 2025. There were no stock option exercises during 2025, and no stock options were outstanding as of December 31, 2025.

NAME	NUMBER OF SHARES ACQUIRED ON VESTING(1) (#)	VALUE REALIZED ON VESTING(2) ($)
Frank N. D’Orazio	56,977	311,678
Sarah C. Doran	31,102	171,580
Richard J. Schmitzer	81,192	440,646
Michael J. Hoffmann	22,471	124,850
Jeanette L. Miller	12,493	68,646
Todd R. Sutherland	3,110	14,897

(1) For each of our named executive officers, other than Messrs. Schmitzer and Sutherland, this amount represents (a) Service-Based RSUs granted in each of 2024, 2023 and 2022 that vested on March 1, 2025 and March 2, 2025, and (b) the PRSUs granted in 2023 that satisfied the applicable performance conditions as of December 31, 2025 and were settled on March 2, 2026. For Mr. Sutherland, this amount represents the Service-Based RSUs granted in 2023 that vested on May 4, 2025. For Mr. Schmitzer, this number represents the Service-Based RSUs granted in each of 2024, 2023 and 2022 that vested on March 1, 2025 and March 2, 2025, the portion of the Service-Based RSUs granted in each of 2025, 2024 and 2023 that became vested as of his retirement date, and the pro-rated portion of the PRSUs granted in 2023 that satisfied the applicable performance conditions as of December 31, 2025 and were settled on March 2, 2026.

(2) The value realized is determined based on the closing sales price of our common stock on the vesting date as reported on the Nasdaq Stock Market, multiplied by the number of shares of common stock underlying the Service-Based RSUs and PRSUs that vested.

Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for any of our employees and no named executive officers participated in a nonqualified deferred compensation plan during 2025.

Potential Payments upon Termination or Change in Control
EMPLOYMENT AGREEMENTS
We are a party to an employment agreement with each of our named executive officers other than Mr. Schmitzer, whose employment with the Company ended October 15, 2025. The employment agreements generally provide for certain payments and benefits to be provided to our continuing named executive officer if his or her employment is terminated by us without Cause (as defined in each employment agreement) or by the continuing named executive officer for Good Reason (as defined in each employment agreement), or if we give notice that we do not intend to renew the term of the named executive officer’s employment when the term ends (a “Non-Renewal Termination”). The benefits are (i) continuation of salary or like payments (“Separation Payments”) for a specified period, paid in accordance with our normal payroll practices, (ii) post-employment coverage under our health, dental and vision plans, to the extent that such coverage is available under the plans, with the Company continuing to pay the same amount for such coverage as was paid when the executive officer was employed (with the executive officer paying the remaining cost of the coverage) for a twelve month period (except in the case of Mr. D’Orazio, who will receive such benefit for eighteen months); provided that, in the case of Mr. D’Orazio, Ms. Doran and Mr. Hoffmann, in the event that post-employment health care coverage is not available under the Company’s health insurance plan, then the Company will pay the applicable executive officer the premium cost for such insurance that the Company would have paid if the executive officer had been permitted to continue coverage thereafter, and (iii) for Mr. D’Orazio, Ms. Doran and Mr. Hoffmann, any unpaid discretionary cash bonus awarded for the year prior to the year in which the named executive’s termination of employment occurs, which shall be paid in a lump sum on the normal bonus payment date. The compensation provided for in the foregoing sentence is referred to as the “Separation Benefits”. The Separation Benefits are in addition to our obligation to pay the applicable named executive officer accrued but not paid base salary and any accrued but unused vacation, as well as accrued but not paid Tax Equalization Payments, in each case, through the date of termination of the applicable executive officer’s employment.
Additionally, Ms. Doran is entitled to reimbursement for relocation expenses from North Carolina under the circumstances specified in her chart set forth below under “Quantification of Termination Benefits”.
SEPARATION PAYMENTS
The table below sets forth the manner to calculate the Separation Payments pursuant to each named executive officer’s employment agreement, and the period after termination that he or she will be eligible to receive Separation Payments. Mr. Schmitzer is excluded from this table, since his employment with the Company ended before December 31, 2025. All capitalized terms in the table below have the definitions set forth in the applicable employment agreement.

NAME	MANNER TO CALCULATE SEPARATION PAYMENT AND PERIOD OF PAYMENT
Frank N. D’Orazio
1.Amount per month equal to base salary in effect on the date of termination divided by 12, for 18 months in the event of termination by the Company without Cause, by Mr. D’Orazio for Good Reason or as a result of a Non-Renewal Termination before a Change in Control or more than 12 months thereafter; or
2.Amount per month equal to base salary in effect on the date of termination plus the amount of his short-term incentive target award for the performance period in which a Change in Control occurs (or if no performance period has been established or a target award has not been approved for the relevant performance period, then the target amount of his award for the most recent performance period) divided by 12, for 36 months in the event of termination by the Company without Cause, by Mr. D’Orazio for Good Reason or as a result of a Non-Renewal Termination, in each case within 12 months after a Change in Control.

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

Jeanette L. Miller
Amount per month equal to base salary in effect on the date of termination divided by 12, for:
1. 12 months in the event of termination by the Company without Cause, by Ms. Miller for Good Reason or as a result of a Non-Renewal Termination before a Change in Control or more than 12 months thereafter; or
2. 18 months in the event of termination by the Company without Cause, by Ms. Miller for Good Reason or as a result of a Non-Renewal Termination, in each case within 12 months after a Change in Control.

Todd R. Sutherland
Amount per month equal to base salary in effect on the date of termination divided by 12, for:
1. 12 months in the event of termination by the Company without Cause or by Mr. Sutherland for Good Reason before a Change in Control or more than 12 months thereafter;
2. 18 months in the event of termination by the Company without Cause or by Mr. Sutherland for Good Reason within 12 months after a Change in Control; or
3. 12 months in the event of a Non-Renewal Termination.

CONDITIONS TO PAYMENT OF SEPARATION BENEFITS
In order to receive the Separation Benefits, the named executive officer must execute a general release in favor of the Company, and comply with the Restrictive Covenants for the period specified in the named executive officer’s employment agreement and identified under their name below under “Quantification of Termination Benefits”. In the event that the named executive officer violates the Restrictive Covenants during the specified period, the Company may terminate the Separation Benefits that it is providing to the named executive officer, and such officer would be obligated to repay the Company for payments previously received.

NON-EQUITY INCENTIVE PLAN COMPENSATION
Pursuant to the terms of the STI Plan, in addition to the achievement of specified performance metrics, a participant must remain employed through the settlement date of the award to receive a payout under the STI Plan, subject to certain exceptions for (i) a separation due to death or disability (in which case, payment is made at target level, pro-rated for the period the participant was employed during the performance period), (ii) a qualifying retirement, termination without Cause, a Non-Renewal Termination or resignation by the executive for Good Reason (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the employment period), or (iii) a Change in Control of the Company prior to settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination or resignation by the participant for Good Reason (in which case, payment is paid based upon actual performance for the full performance period, pro-rated for the period the executive was employed during the performance period). Notwithstanding the foregoing, pursuant to the terms of Mr. Hoffmann’s employment agreement, the pro-rated bonus amount that he will be eligible to receive upon a termination without Cause, a Non-Renewal Termination, or a resignation for Good Reason is subject to further reduction by a fraction if the average bonus of certain specified shared service officers (collectively, the “Shared Service Chief Officers”) is less than their average target bonuses. In such case, Mr. Hoffmann’s pro-rated bonus would be multiplied by a fraction, the numerator of which is the average actual bonus for the Shared Service Chief Officers, and the denominator being the average target bonus for the Shared Service Chief Officers.
Under the terms of the STI Plan, a qualifying retirement occurs after the attainment of (i) a minimum of five whole years of employment with the Company, (ii) the participant being at least age fifty, and (iii) a combined age and whole years of employment with the Company that equals or exceeds sixty-five; provided, however, that the Committee in its discretion may establish an earlier retirement age for any participant. The Committee did not elect to establish an earlier retirement age for any participant in connection with the 2025 STI Plan awards.
EQUITY AWARDS
Pursuant to the terms of the PRSUs issued under the long-term incentive plan (the “LTI Plan”), in addition to the achievement of specified performance metrics, a participant must remain employed through the settlement date of the award for the PRSUs to vest, subject to certain exceptions for (i) a separation due to death or disability (in which case, payment is made at target level, pro-rated for the number of days in the performance period during which the executive was employed), (ii) a qualifying retirement (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the number of days in the performance period during which the executive was employed), or (iii) a Change in Control of the Company prior to the settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason (in which case, PRSUs vest based upon actual performance for the full performance period, pro-rated for the period employed during the performance period).
Pursuant to the terms of the Service-Based RSUs issued under the LTI Plan, a recipient must remain employed on a vesting date for vesting to occur, subject to certain exceptions for (i) separation due to death or disability (in which case, all remaining unvested Service-Based RSUs would vest), (ii) a qualifying retirement (in which case, the Service-Based RSUs that would vest on the next annual vesting date will vest, and any other remaining Service-Based RSUs will be forfeited) and (iii) a Change in Control of the Company prior to a vesting date, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason (in which case, all remaining unvested Service-Based RSUs would vest).
For purposes of the PRSUs and Service-Based RSUs issued under the LTI Plan, a qualifying retirement occurs upon retirement after the attainment of (i) a minimum of five whole years of employment with the Company, (ii) the participant being at least age fifty and (iii) a combined age and whole years of employment with the Company that equals or exceeds sixty-five; provided, however, that the Committee in its discretion may establish an earlier retirement age for any participant.

QUANTIFICATION OF TERMINATION BENEFITS
The following tables quantify the estimated benefits that each of the named executive officers would have received had they been terminated in the manner described below on December 31, 2025, and, with respect to those benefits contingent upon the occurrence of a Change in Control, assuming the Change in Control occurred on such date. The value for the Service-Based RSUs and the PRSUs (collectively, the “restricted share units”) is determined in accordance with SEC rules as the number of shares of common stock subject to restricted share units that received accelerated vesting, multiplied by $6.36, which was the closing price of our common stock on December 31, 2025 as reported by the Nasdaq Stock Market. The value for restricted share units also includes the aggregate amount of dividends that had accrued on unvested restricted share units, which amount is paid upon vesting of the awards, and the number of shares of common stock and value of the PRSUs assumes achievement at the target level, unless otherwise specified, for the full performance period in the case of a Change in Control of the Company prior to the settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason and in the case of a qualifying retirement.
Frank N. D’Orazio. The following table describes the potential estimated payments that Mr. D’Orazio would have been entitled to receive had he been terminated on December 31, 2025, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Mr. D’Orazio’s employment was actually terminated under the circumstances set forth below or our common stock was trading at a different price, where relevant. Mr. D’Orazio would have been required under his employment agreement to comply with the Restrictive Covenants for a period of eighteen months from the date of termination of his employment, in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the restricted share units in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	WITHOUT CAUSE, FOR GOOD REASON OR NON-RENEWAL TERMINATION (WITHOUT CHANGE IN CONTROL) ($)	WITHOUT CAUSE, FOR GOOD REASON OR NON-RENEWAL TERMINATION (WITH CHANGE IN CONTROL) ($)	DEATH OR DISABILITY ($)	RETIREMENT ($)
Separation Payment	1,493,436	5,973,744	—	—
Insurance	39,502	39,502	—	—
Non-Equity Incentive Plan Compensation	934,891	934,891	995,624	—
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	1,098,190	1,098,190	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	587,775(1)	587,775	—

(1) For the PRSUs granted in 2023 that would vest on an accelerated basis, the value is calculated based on actual performance as of December 31, 2025. For the PRSUs granted in 2024 and 2025 that would vest on an accelerated basis, the value assumes payout at target level of performance for the entire performance period.

Sarah C. Doran. The following table describes the potential estimated payments that Ms. Doran would have been entitled to receive had she been terminated on December 31, 2025, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Ms. Doran’s employment was actually terminated under the circumstances set forth below or our common stock was trading at a different price, where relevant. Ms. Doran would have been required under her employment agreement to comply with the Restrictive Covenants for a period of twelve months from the date of termination of her employment by the Company without Cause or by her for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The relocation expenses and the acceleration of vesting for the restricted share units in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	WITHOUT CAUSE, FOR GOOD REASON OR NON-RENEWAL TERMINATION (WITHOUT CHANGE IN CONTROL) ($)	WITHOUT CAUSE, FOR GOOD REASON OR NON-RENEWAL TERMINATION (WITH CHANGE IN CONTROL) ($)	DEATH OR DISABILITY ($)	RETIREMENT ($)
Separation Payment	1,178,320	1,472,900	—	—
Insurance	21,685	21,685	—	—
Non-Equity Incentive Plan Compensation	553,221	553,221	589,160	—
Relocation Expenses from North Carolina	100,000	100,000	—	—
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	649,978	649,978	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	348,071(1)	348,071	—

(1) For the PRSUs granted in 2023 that would vest on an accelerated basis, the value is calculated based on actual performance as of December 31, 2025. For the PRSUs granted in 2024 and 2025 that would vest on an accelerated basis, the value assumes payout at target level of performance for the entire performance period.

Michael J. Hoffmann. The following table describes the potential estimated payments that Mr. Hoffmann would have been entitled to receive had he been terminated on December 31, 2025, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Mr. Hoffmann’s employment was actually terminated under the circumstances set forth below or our common stock was trading at a different price, where relevant. Mr. Hoffmann would have been required under his employment agreement to comply with the Restrictive Covenants for a period of twelve months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the restricted share units in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	WITHOUT CAUSE, FOR GOOD REASON OR NON- RENEWAL TERMINATION (WITHOUT CHANGE IN CONTROL) ($)	WITHOUT CAUSE OR FOR GOOD REASON (WITH CHANGE IN CONTROL) ($)	NON-RENEWAL TERMINATION (WITH CHANGE IN CONTROL) ($)	DEATH OR DISABILITY ($)	RETIREMENT ($)
Separation Payment	455,260	682,890	455,260	—	—
Insurance	37,735	37,735	37,735	—	—
Non-Equity Incentive Plan Compensation	320,617	320,617	320,617	341,445	—
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	502,255	502,255	502,255	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	268,968(1)	268,968(1)	268,968	—

(1) For the PRSUs granted in 2023 that would vest on an accelerated basis, the value is calculated based on actual performance as of December 31, 2025. For the PRSUs granted in 2024 and 2025 that would vest on an accelerated basis, the value assumes payout at target level of performance for the entire performance period.

Jeanette L. Miller. The following table describes the potential estimated payments that Ms. Miller would have been entitled to receive had she been terminated on December 31, 2025, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Ms. Miller’s employment was actually terminated under the circumstances set forth below or our common stock was trading at a different price, where relevant. Ms. Miller would have been required under her employment agreement to comply with the Restrictive Covenants for a period of eighteen months from the date of termination of her employment if her employment was terminated by the Company without Cause or by her for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the restricted share units in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	WITHOUT CAUSE, FOR GOOD REASON OR NON-RENEWAL TERMINATION (WITHOUT CHANGE IN CONTROL) ($)	WITHOUT CAUSE, FOR GOOD REASON OR NON-RENEWAL TERMINATION (WITH CHANGE IN CONTROL) ($)	DEATH OR DISABILITY ($)	RETIREMENT ($)
Separation Payment	370,800	556,200	—	—
Insurance	—	—	—	—
Non-Equity Incentive Plan Compensation	261,136	261,136	278,100	—
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	304,664	304,664	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	159,604(1)	159,604	—

(1) For the PRSUs granted in 2023 that would vest on an accelerated basis, the value is calculated based on actual performance as of December 31, 2025. For the PRSUs granted in 2024 and 2025 that would vest on an accelerated basis, the value assumes payout at target level of performance for the entire performance period.

Todd R. Sutherland. The following table describes the potential estimated payments that Mr. Sutherland would have been entitled to receive had he been terminated on December 31, 2025, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Mr. Sutherland’s employment was actually terminated under the circumstances set forth below or our common stock was trading at a different price, where relevant. Mr. Sutherland would have been required under his employment agreement to comply with the Restrictive Covenants for a period of the greater of (i) twelve months and (ii) the length of time during which Mr. Sutherland receives severance payments under his employment agreement, in each case from the date of termination of his employment by the Company without Cause or by him for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the restricted share units in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	WITHOUT CAUSE, FOR GOOD REASON OR NON-RENEWAL TERMINATION (WITHOUT CHANGE IN CONTROL) ($)	WITHOUT CAUSE OR FOR GOOD REASON (WITH CHANGE IN CONTROL) ($)	NON-RENEWAL TERMINATION (WITH CHANGE IN CONTROL) ($)	DEATH OR DISABILITY ($)	RETIREMENT ($)
Separation Payment	400,000	600,000	400,000	—	—
Insurance	21,685	21,685	21,685	—	—
Non-Equity Incentive Plan Compensation	295,620	295,620	295,620	320,977	—
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	294,772	294,772	294,772	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	—	—	—	—
Cash Incentive Award (unvested amount outstanding)	—	264,680	264,680	264,680	—

Chief Executive Officer Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the total 2025 compensation of our Chief Executive Officer, Frank N. D’Orazio, to the total compensation of our median employee for 2025. This pay ratio is a reasonable estimate calculated in a manner consistent with the SEC rules.
We determined our median employee for purposes of the disclosure by generating a report from our payroll system reflecting regular and overtime salary (where applicable) paid to our employees for the calendar year 2025 for every full-time, part-time and short-term employee employed by us as of December 31, 2025 (excluding Mr. D’Orazio). We annualized this pay for employees who had worked for us for less than a full year. Once we determined the median employee, we calculated that employee’s total compensation for 2025 in the same manner utilized to determine the amount reported for Mr. D’Orazio in the “Total” column in our Summary Compensation Table included in this Form 10-K/A.
Mr. D’Orazio’s total annual compensation was $2,930,288, and our median employee’s total annual compensation was $106,792. The ratio of the total annual compensation of Mr. D’Orazio to the total annual compensation for our median employee in 2025 is approximately 27 to 1.
Compensation and Human Capital Committee Interlocks and Insider Participation
During 2025, each of Mr. Cavaness, Ms. LaSala, Mr. Migliorato and Ollie L. Sherman, Jr., who served as Chairperson of the Board until February 2025 and retired from the Board in April 2025, served on our Compensation and Human Capital Committee (with Mr. Cavaness and Mr. Sherman serving on the committee for a portion of the year). None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation and Human Capital Committee.
Compensation of Directors
During 2025, our non-employee directors (excluding Mr. Botein) received an annual cash retainer in the amount of $125,000 per year, payable in four equal installments at the beginning of each quarter, and, excluding our Non-Executive Chairperson of the Board (“Chairperson”), an annual restricted share unit award with a fair market value of $50,000 per year. Our Chairperson received an annual restricted share unit award with a fair market value of $100,000, which is an increased amount in recognition of additional responsibilities in such capacity (Ms. LaSala served as the Chairperson in 2025).
Non-employee directors that join the Board after annual grants are made during the first quarter of the year receive a pro-rated restricted share unit award for the period of service during the one-year period commencing on the date of grant of restricted share units to continuing directors. In this regard, Mr. Cavaness, who joined our Board on July 21, 2025, received a pro-rated restricted share unit award representing 5,479 shares of common stock, which was granted on July 24, 2025. The number of shares represented by Mr. Cavaness’s restricted share unit award was determined based upon the closing stock price on the date he joined the Board.
The awards of restricted share units are made from the Company’s 2014 Non-Employee Director Incentive Plan and vest in full on the first anniversary of the date of the grant (or, in the case of pro-rata grants made to a new director, on the first anniversary of the date of grant of restricted share units to the continuing directors).
In addition to the aforementioned compensation, during 2025 the Chairperson of our Audit Committee was paid additional cash compensation in the amount of $25,000 per year and each of the Compensation and Human Capital Committee Chairperson and Nominating and Corporate Governance Committee Chairperson were paid an additional $12,500 per year.
Mr. Botein, who joined the Board in 2023, does not receive compensation for his service as a director, pursuant to the terms of the Investment Agreement relating to the issuance of our Series A Preferred Shares described under “Certain Relationships and Related Transactions — Related Party Transactions”.

On February 20, 2026, the Board, upon recommendation of the Committee following consultation with its compensation consultant and to better align with pay levels of our peers, increased (i) the annual equity award to non-employee directors (other than the Chairperson) to $100,000; (ii) the annual equity award to the Chairperson to $150,000; (iii) the annual cash compensation to the Chairperson to $175,000; and (iv) the additional annual cash compensation to each of the Compensation and Human Capital Committee Chairperson and the Nominating and Corporate Governance Committee Chairperson to $17,500. The equity award increases took effect with the annual equity award to non-employee directors on March 4, 2026 and the cash compensation increases took effect on April 1, 2026. This was the first increase to our directors’ compensation since 2023.
The following table sets forth information concerning compensation earned by our non-employee directors during the year ended December 31, 2025.

NAME	FEES EARNED OR PAID IN CASH(1) ($)	STOCK AWARDS(2) ($)	ALL OTHER COMPENSATION(3) ($)	TOTAL ($)
Matthew B. Botein	—	—	—	—
Thomas L. Brown	150,000	49,996	816	200,812
Joel D. Cavaness	55,707	31,176	—	86,883
Kirstin M. Gould	137,500	49,996	816	188,312
Dennis J. Langwell	129,755	49,996	816	180,567
Christine LaSala	125,000	99,997	268	225,265
Peter B. Migliorato	137,500	49,996	816	188,312
Ollie L. Sherman, Jr.	41,552	—	1,633	43,185

(1) The cash compensation paid to Messrs. Cavaness, Langwell and Sherman was pro-rated based upon the portion of the year that such individuals served as directors or as Audit Committee Chair during 2025. Mr. Sherman served as a director until his retirement on April 30, 2025. Mr. Cavaness joined the Board in July 2025. Mr. Langwell was appointed as Audit Committee Chair in October 2025.
(2) Represents the aggregate grant date fair value of restricted share units awarded under the 2014 Non-Employee Director Incentive Plan, calculated in accordance with FASB ASC Topic 718. The stock awards represent grants of the following number of restricted share units: (i) 13,586 restricted share units for each of Mr. Brown, Ms. Gould, Mr. Langwell and Mr. Migliorato, (ii) 5,479 restricted share units for Mr. Cavaness and (iii) 27,173 restricted share units for Ms. LaSala. Each amount of restricted share units identified in the prior sentence with respect to a director were the only outstanding awards held by such director on December 31, 2025.
(3) Represents dividends paid to directors that had accrued on unvested restricted share units and were paid at the time awards vested.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information about the Company’s equity compensation plans as of December 31, 2025.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A) (#)	WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)(1) ($)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C) (#)
Equity compensation plans approved by shareholders:
2014 Non-Employee Director Incentive Plan, as amended	86,996(2)	—	269,931
2014 Long-Term Incentive Plan, as amended	1,880,592(3)	—	1,929,485
Equity compensation plans not approved by shareholders:	—	—	—
Total	1,967,588	—	2,199,416

(1) Restricted share units are not taken into account in the computation of the weighted-average exercise price since they do not have an exercise price.
(2) Consists solely of Service-Based RSUs.
(3) Includes (i) 585,666 Service-Based RSUs, and (ii) 1,294,926 PRSUs, which includes PRSUs issued in 2023 that were earned as of December 31, 2025 and PRSUs issued in 2024 and 2025 assuming maximum payout.

Securities Ownership of Certain Beneficial Owners
The below table sets forth information as of April 24, 2026 regarding the beneficial ownership of our common stock by (1) each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock, (2) each of our directors, (3) each of our named executive officers included in the Summary Compensation Table appearing in Item 11 above and (4) all directors and executive officers as of April 24, 2026 as a group.
The amounts and percentages owned are reported on the basis of the SEC’s rules governing the determination of beneficial ownership of securities. The SEC’s rules generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the voting power or investment power, which includes the power to dispose of those securities. The rules also treat as issued and outstanding all shares that a person would receive upon exercise of options or conversion of a security held by that person that are immediately exercisable or convertible, or exercisable or convertible within sixty days of April 24, 2026. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options or convertible security for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as issued and outstanding for the purpose of computing the percentage ownership of any other person. Under these rules, one or more persons may be a deemed beneficial owner of the same securities.
As of April 24, 2026, there were a total of 46,236,856 shares of common stock and 112,500 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) issued and outstanding.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF SHARES OF COMMON STOCK BENEFICIALLY OWNED	NUMBER OF SERIES A PREFERRED SHARES BENEFICIALLY OWNED	PERCENTAGE OF SERIES A PREFERRED SHARES BENEFICIALLY OWNED
5% or more Shareholders:
GPC Partners Investments (Thames) LP	19,381,009(1)	32.4%	112,500	100%
Zimmer Partners, LP	4,591,638(2)	9.9%
T. Rowe Price Investment Management, Inc.	4,500,097(3)	9.7%
BlackRock, Inc.	2,863,911(4)	6.2%
Cavello Bay Reinsurance Limited	2,590,765(5)	5.6%
Continental General Insurance Company	2,424,813(6)	5.2%
Barclays PLC	2,314,126(7)	5.0%
Directors and Executive Officers:(8)
Frank N. D’Orazio	298,943	*
Matthew B. Botein	19,381,009(9)	32.4%	112,500	100%
Thomas L. Brown	30,140	*
Joel D. Cavaness	5,479	*
Kirstin M. Gould	30,290	*
Dennis J. Langwell	21,009	*
Christine LaSala	60,758	*
Peter B. Migliorato	39,201	*
Sarah C. Doran	113,186	*
Michael J. Hoffmann	40,444	*
Jeanette L. Miller	28,382	*
Todd R. Sutherland	24,457(10)	*
Richard J. Schmitzer	270,030(11)	*
All directors and executive officers as a group (13 persons)	20,343,328(12)	34.0%	112,500	100%
* Represents beneficial ownership of less than 1%.

(1) Beneficial ownership information of the Series A Preferred Shares is based on information contained in post-effective amendment no. 1 to the registration statement on Form S-3 filed by the Company on November 10, 2025. The number of shares of common stock beneficially owned represents 5,859,375 outstanding shares of common stock and 13,521,634 shares of common stock issuable upon conversion of the Series A Preferred Shares outstanding as of April 24, 2026 (the “Conversion Shares”), without giving effect to the conversion limitation set forth in the amended and restated certificate of designations (“Certificate of Designations”) dated as of November 11, 2024 (the “Conversion Limitation”). In certain circumstances, the issuance of shares of common stock upon conversion of the Series A Preferred Shares may be subject to the Conversion Limitation. Pursuant to the Conversion Limitation, unless and until we obtain the shareholder approval required by Nasdaq Listing Standard Rule 5635 for the issuance of shares of common stock upon conversion of the Series A Preferred Shares in excess of the limitations imposed by such rule, if such rule is applicable, no shares of common stock will be issued or delivered upon conversion of any Series A Preferred Share, and no Series A Preferred Share will be convertible, in each case to the extent, and only to the extent, that such issuance, delivery, conversion or convertibility would result in the holders of the Series A Preferred Shares in the aggregate beneficially owning more than 19.9% of the number of shares of common stock then outstanding or the total voting power of our then-outstanding voting securities. GPC Partners Investments (Thames) LP (“GPC Thames”), GPC Partners II GP LLC (“GPC II GP”), Gallatin Point Capital LLC (“Gallatin Point”), Matthew B. Botein and Lewis A. (Lee) Sachs (collectively, the “GPC Parties”) also beneficially own the shares of common stock. GPC Thames, GPC II GP and Gallatin Point reported sole voting and sole dispositive power over the shares of common stock and Conversion Shares (together, the “GPC Subject Shares”), and Messrs. Botein and Sachs reported shared voting and shared dispositive power over the GPC Subject Shares. GPC Thames is the direct holder of the 5,859,375 shares of common stock and 112,500 Series A Preferred Shares that may be converted into the Conversion Shares. Gallatin Point is the managing member of GPC II GP, which, in turn, is the general partner of GPC Thames. Messrs. Botein and Sachs jointly control Gallatin Point through multiple intermediate entities. The Series A Preferred Shares vote on an as converted basis with holders of our shares of common stock; provided, however, that pursuant to the terms of the Series A Preferred Shares, they may not be voted by the GPC Parties in excess of 9.9% of the aggregate voting power of the then-outstanding shares of common stock on an as converted basis or of our outstanding voting securities. The address of the GPC Parties is 660 Steamboat Road, Greenwich, CT 06830.
(2) Information is based on Amendment No. 1 to Schedule 13G filed with the SEC on November 12, 2025 by Zimmer Partners, LP (“ZP Investment Manager"), Zimmer Financial Services Group LLC (“ZFSG”), Zimmer Partners GP, LLC (“ZPGP”) and Stuart J. Zimmer (collectively, the “Zimmer Parties”). Each of the Zimmer Parties reported shared voting and dispositive power over 4,591,638 shares of common stock. ZPGP is the general partner of ZP Investment Manager, ZFSG is the sole member of ZPGP, and in turn, the sole members of ZFSG are Mr. Zimmer, a revocable trust for his benefit, and an irrevocable trust for his immediate family. ZP Investment Manager is the investment manager of Zimmer Master Infrastructure Fund, LP and ZP Master MidCap Fund, Ltd. The address of the Zimmer Parties is c/o Zimmer Partners, LP, 9 West 57th Street, 33rd Floor, New York, NY 10019.
(3) Information is based on Amendment No. 4 to Schedule 13G filed with the SEC on August 14, 2025 by T. Rowe Price Investment Management, Inc. (“Price Investment Management”). Price Investment Management reported sole voting and dispositive power over 4,500,097 shares of common stock. The address of Price Investment Management is 1307 Point Street, Baltimore, MD 21231.
(4) Information is based on Amendment No. 11 to Schedule 13G filed with the SEC on April 23, 2025 by BlackRock, Inc. (“BlackRock”). BlackRock reported sole voting power over 2,813,344 shares of common stock and sole dispositive power over 2,863,911 shares of common stock. The common stock is reported as beneficially owned by BlackRock and certain of its subsidiaries. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(5) Information is based on Amendment No. 1 to Schedule 13G filed with the SEC on November 13, 2025 by Enstar Group Limited (“Enstar”) and Elk Insurance Holdings, LLC (“Elk”). Enstar and Elk reported shared voting power and dispositive power over 2,590,765 shares of common stock (the “Subject Shares”) and that Cavello Bay Reinsurance Limited (“Cavello Bay”) is the direct holder of the Subject Shares. Enstar is the parent of Cavello Bay and an indirect subsidiary of Elk. The address of Enstar is A.S. Cooper Building, 4th Floor, 26 Reid Street, Hamilton HM 11, Bermuda. The address of Elk is 2100 McKinney Avenue, Suite 1500, Dallas, TX 75201.
(6) Information is based on the Schedule 13G filed with the SEC on March 24, 2026 by Continental General Insurance Company (“CGIC”), Continental Insurance Group, Ltd. (“CIG”), Continental General Holdings LLC (“CGH”) and Michael Gorzynski (collectively, the “Continental Parties”). Each of the Continental Parties reported shared voting and dispositive power over 2,424,813 shares of common stock. Mr. Gorzynski is a manager of CGH, CGH is the sole owner of CIG and CIG is the sole owner of CGIC. The address for each of CGIC, CIG and CGH is 11001 Lakeline Boulevard, Suite 120, Austin, TX 78717.
(7) Information is based on the Schedule 13G filed with the SEC on February 11, 2026 by Barclays PLC (“Barclays”). Barclays reported sole voting and dispositive power over 2,314,126 shares of common stock. The common stock is reported as beneficially owned by Barclays and certain of its subsidiaries. The address of Barclays is 1 Churchill Place, London E14 5HP, United Kingdom.

(8) The address of each director and executive officer listed is c/o James River Group Holdings, Inc., 1414 Raleigh Road, Suite 405, Chapel Hill, North Carolina 27517.
(9) Represents beneficial ownership of the GPC Subject Shares beneficially owned by the GPC Parties. See footnote 1 above.
(10) The reported amount includes 3,111 shares of common stock issuable upon the vesting of Service-Based RSUs on May 4, 2026.
(11) Information is based on the amount of securities beneficially owned by Mr. Schmitzer as of the date of his retirement on October 15, 2025, the securities acquired on the acceleration of certain RSU awards due to his retirement and the settlement of his 2023 PRSUs on March 2, 2026.
(12) The reported amount includes 3,111 shares of common stock issuable upon the vesting of Service-Based RSUs within 60 days of April 24, 2026 and 13,521,634 shares of common stock issuable upon conversion of the Series A Preferred Shares beneficially owned by the GPC Parties. See footnotes 1 and 10 above.

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
Related Party Transactions
Transactions with Gallatin Point
On February 24, 2022, we entered into an investment agreement (the “Investment Agreement”) with GPC Thames, an affiliate of Gallatin Point, relating to the issuance and sale by the Company to GPC Thames of 150,000 Series A Preferred Shares, for an aggregate purchase price of $150 million, or $1,000 per share (the “GP Issuance”). Pursuant to the Investment Agreement, until GPC Thames and its permitted transferees no longer beneficially own Series A Preferred Shares and/or shares of common stock issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate (a) at least 50% of the number of shares of common stock beneficially owned by GPC Thames, on an as-converted basis, as of the date of issuance of the Series A Preferred Shares and (b) at least 5% of the number of shares of common stock on an as-converted basis, GPC Thames is entitled to designate one individual for nomination to our Board of Directors. GPC Thames designated Mr. Botein for nomination for re-election as a director at the annual meeting of shareholders held in 2025. In connection with the GP Issuance, we entered into a registration rights agreement with GPC Thames, as amended on November 11, 2024, pursuant to which we agreed to provide to holders of the Series A Preferred Shares certain customary registration rights with respect to shares of common stock issued in connection with any future conversion of the Series A Preferred Shares.
On November 11, 2024, we entered into an amendment to the Investment Agreement (the “Investment Agreement Amendment”). The Investment Agreement Amendment documents the terms of Gallatin Point’s exchange of 37,500 Series A Preferred Shares for 5,859,375 shares of the Company’s common stock, par value $0.0002 per share (the “Common Shares”), which is equivalent to a price of $6.40 per share. The Investment Agreement also modified the restrictions on Gallatin Point’s ability to transfer Series A Preferred Shares, and shares of common stock issued upon conversion of the Series A Preferred Shares, to third parties. Our director, Mr. Botein, is a founder and Managing Partner of Gallatin Point.
At the same time we entered into the Investment Agreement Amendment, we adopted an amended and restated certificate of designations (the “Amended and Restated Certificate of Designations”) governing the terms of the Series A Preferred Shares. The Amended and Restated Certificate of Designations (i) provided for the exchange of the 37,500 Series A Preferred Shares into 5,859,375 Common Shares, (ii) modified certain optional conversion provisions (including reducing the conversion price to $8.32 per share, subject to adjustment) and mandatory conversion provisions, and (iii) provided for a fixed dividend rate of 7% per annum of the liquidation preference until September 30, 2029, with the dividend rate to reset on October 1, 2029, and each five-year anniversary thereafter, at a rate equal to the five-year U.S. treasury rate plus 5.2%, up to a maximum dividend rate of 8.0%.
Transactions with Cavello Bay
On November 11, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with Cavello Bay providing for the issuance and sale of 1,953,125 of the Common Shares for an aggregate purchase price of $12.5 million, or $6.40 per share. The share sale closed on December 23, 2024. In connection with the share sale, we entered into a registration rights agreement with Cavello Bay pursuant to which we agreed to provide Cavello Bay with certain customary registration rights with respect to the shares of common stock received in the share sale.

Simultaneously with the entry into the Subscription Agreement, Cavello Bay entered into an adverse development cover agreement (the “E&S Top Up ADC”) with our subsidiaries, James River Insurance Company and James River Casualty Company (together, “James River”). Pursuant to this agreement, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s E&S Segment portfolio attaching to premium earned during 2010-2023 (both years inclusive). The agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the combined loss portfolio transfer and adverse development cover for our Excess & Surplus Lines business executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024.
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
On April 11, 2025, the Company entered into an agreement with entities controlled by Sixth Street, an affiliate of Cavello Bay, pursuant to which the Company’s E&S Segment will invest up to $75 million into a private asset-based credit strategy with exposures primarily in collateralized investment grade notes. Pursuant to the terms of its investment, the Company will pay Sixth Street an annual management fee of 1% of the invested amount and cover certain expenses, and may also pay performance fees over time if pre-specified return hurdles are achieved. As of April 24, 2026, Cavello Bay and its affiliates hold approximately 5.6% of our outstanding shares of common stock.
Director Independence
Our Board has reviewed the independence of our directors using the Nasdaq Stock Market independence standards. Based on this review, we have determined that Messrs. Botein, Brown, Cavaness, Langwell, and Migliorato, and Mss. Gould and LaSala are independent. In making its independence determination, the Board considered the current and prior relationships with the Company of Gallatin Point, including the transactions described in the section above titled “Related Party Transactions”.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered to us or on our behalf by Ernst & Young LLP (Atlanta, Georgia, PCAOB ID: 42) (“EY”) for the years ended December 31, 2025 and 2024 are as follows:

	2025 ($)	2024 ($)
Audit Fees	2,435,000	2,714,162
Audit-Related Fees	59,000	9,000
Tax Fees	455,570	148,165
All Other Fees	—	—
Total Fees	2,949,570	2,871,327
The items set forth in the above table generally consisted of the following items:
Audit Fees. Audit fees consisted of fees incurred in connection with the Company’s annual financial statement audits and statutory audits, review of quarterly financial statements, and post-report review procedures in 2025 and 2024.
Audit-related fees. Audit-related fees in 2025 and 2024 included fees incurred in connection with the Company’s S-3, S-4, and S-8 registration statements.
Tax Fees. Tax fees in 2025 and 2024 primarily consisted of tax compliance services and tax advisory services related to foreign tax filings and transfer pricing.
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
During our 2025 and 2024 fiscal years, all audit, audit-related, tax fees and other fees for services performed by EY were pre-approved by the Audit Committee in compliance with applicable SEC requirements.
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

3.3	By-laws of James River Group Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on November 7, 2025, Commission File No. 001-36777)
4.1+	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034
4.2+	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034
4.3+	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I
4.4+	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I
4.5+	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034
4.6+	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II
4.7+	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II
4.8+	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036
4.9+	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III
4.10+	Guarantee Agreement, dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III
4.11+	Indenture, dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037
4.12+	Amended and Restated Declaration of Trust, dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV
4.13+	Guarantee Agreement, dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV
4.14+	Indenture, dated as of January 10, 2008, among James River Group Holdings, Inc. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038
4.15+	Amended and Restated Declaration of Trust, dated as of January 10, 2008, by and among James River Group Holdings, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I

Exhibit Number	Description
4.16+	Guarantee Agreement, dated as of January 10, 2008, by and among James River Group Holdings, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I
4.17†	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934
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

10.10*†	Form of Performance Restricted Share Unit Agreement (James River Group Holdings, Inc. 2014 Long-Term Incentive Plan)
10.11*†	Form of Service-Based Restricted Share Unit Agreement (James River Group Holdings, Inc. 2014 Long-Term Incentive Plan)
10.12*†	James River Group Holdings, Inc. Short-Term Incentive Plan, as amended on April 24, 2025
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

Exhibit Number	Description
10.18*†	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Inc., 2014 Non-Employee Director Incentive Plan)
10.19*
Amended and Restated Employment Agreement, dated as of July 30, 2024, by and between Frank D’Orazio, James River Group Holdings, Inc. and James River Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with on July 31, 2024; Commission File No. 001-36777)

10.20*	First Amendment to the Employment Agreement, dated as of July 30, 2024, by and between Frank D’Orazio, James River Group Holdings, Inc. and James River Group, Inc.
10.21*
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Inc., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)

10.22*
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Inc., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)

10.23*
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)

10.24*
Amendment to Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 5, 2025, Commission File No. 001-36777)

10.25*
Amendment dated August 11, 2025 to Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 14, 2025, Commission File No. 001-36777)

10.26*†	Amended and Restated Employment Agreement, dated December 10, 2025, by and between Michael Hoffmann and James River Group Holdings, Inc.
10.27
Investment Agreement, dated February 24, 2022, by and between James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

10.28
Amendment No. 1 to Investment Agreement, dated March 1, 2022, by and between James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.29
First Amendment to Investment Agreement, dated November 11, 2024, by and between James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

10.30
Registration Rights Agreement, dated March 1, 2022, by and between James River Group Holdings, Inc. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.31
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

10.34+
Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract dated July 2, 2024 between James River Insurance Company and James River Casualty Company and State National Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 9, 2024; Commission File No. 001-36777)

10.35
Subscription Agreement, dated November 11, 2024, by and between James River Group Holdings, Inc. and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

Exhibit Number	Description
10.36
Registration Rights Agreement, dated December 23, 2024, by and among James River Group Holdings, Inc. and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed on March 4, 2025, Commission File No. 001-36777)

10.37+
Adverse Development Cover Reinsurance Contract, dated November 11, 2024, by and between James River Insurance Company and James River Casualty Company, and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

10.38*	Amended and Restated Employment Agreement, dated as of December 4, 2023, by and between Jeanette Miller, James River Group Holdings, Inc. and James River Group, Inc.
10.39*	First Amendment to the Employment Agreement, dated as of December 4, 2023, by and between Jeanette Miller, James River Group Holdings, Inc. and James River Group, Inc.
10.40*	Employment Agreement, dated May 2, 2025, by and between Todd Sutherland, James River Management Company, Inc. and James River Insurance Company
19.1†	James River Group Holdings, Inc. Insider Trading Policy
21.1†	List of subsidiaries of James River Group Holdings, Inc.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1†	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2†	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.3	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1†	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	James River Group Holdings, Inc. Executive Officer Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.

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

JAMES RIVER GROUP HOLDINGS, INC.

By:	/s/ Frank N. D’Orazio	April 30, 2026
Frank N. D’Orazio Chief Executive Officer and Director