Form 10-Q
period 2026-03-31
James River Group Holdings, Inc.
filed 2026-05-05
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1414 Raleigh Road, Suite 405, Chapel Hill, North Carolina, 27517
(Address of principal executive offices)
(Zip Code)
(919) 900-1200
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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at May 4, 2026: 46,236,856

James River Group Holdings, Inc.
Form 10-Q

On November 7, 2025, we completed a domestication resulting in our holding company, James River Group Holdings, Ltd., changing its jurisdiction of incorporation from Bermuda to Delaware and changing its name to James River Group Holdings, Inc. (the "Domestication"). This Quarterly Report on Form 10-Q includes the results of James River Group Holdings, Ltd. prior to the Domestication and James River Group Holdings, Inc. following the Domestication.
Unless the context indicates or suggests otherwise, references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us” and “our” refer to (i) James River Group Holdings, Inc. and its consolidated subsidiaries following the Domestication and (ii) James River Group Holdings, Ltd. and its consolidated subsidiaries prior to the Domestication.
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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:
•the inherent uncertainty of estimating loss and loss adjustment expense reserves and the possibility that incurred losses and loss adjustment expenses may be greater than our estimate used to compute loss and loss adjustment expense reserves included in the financial statements;
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
•inability to generate taxable income and execute tax planning strategies which could adversely impact our ability to recognize deferred tax assets at the level reflected on our balance sheet; and
•other risks and uncertainties discussed in this Quarterly Report.
Accordingly, you should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from information contained in the forward-looking statements.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2026	December 31, 2025
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2026 – $1,489,938; 2025 – $1,448,750)	$1,434,375	$1,404,774
Equity securities, at fair value (cost: 2026 – $67,911; 2025 – $66,916)	72,317	73,092
Bank loan participations, at fair value	153,336	155,138
Short-term investments	597	—
Other invested assets	67,413	64,152
Total invested assets	1,728,038	1,697,156
Cash and cash equivalents	227,607	260,941
Restricted cash equivalents	8,557	8,481
Accrued investment income	12,900	12,744
Premiums receivable and agents’ balances, net	127,702	153,638
Reinsurance recoverable on unpaid losses, net	2,014,564	2,026,110
Reinsurance recoverable on paid losses	82,808	118,243
Prepaid reinsurance premiums	179,427	203,950
Deferred policy acquisition costs	30,042	31,286
Intangible assets, net	31,996	32,087
Goodwill	181,831	181,831
Other assets	136,337	133,463
Total assets	$4,761,809	$4,859,930

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2026	December 31, 2025
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,087,848	$3,099,418
Unearned premiums	407,499	447,644
Payables to reinsurers	58,827	68,459
Funds held	7,485	7,485
Deferred reinsurance gain	100,909	86,720
Senior debt	225,800	225,800
Junior subordinated debt	104,055	104,055
Accrued expenses	17,265	31,006
Other liabilities	100,590	118,075
Total liabilities	4,110,278	4,188,662
Commitments and contingent liabilities (Note 8)
Series A redeemable preferred shares – 2026 and 2025: 165,000 shares authorized; 112,500 shares issued and outstanding	133,115	133,115
Shareholders’ equity:
Common stock – 2026 and 2025: $0.0002 par value; 200,000,000 shares authorized; 46,236,856 and 45,968,584 shares issued and outstanding, respectively	9	9
Preferred stock – 2026 and 2025: $0.00125 par value; 19,835,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	938,404	937,611
Retained deficit	(376,102)	(364,726)
Accumulated other comprehensive loss	(43,895)	(34,741)
Total shareholders’ equity	518,416	538,153
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$4,761,809	$4,859,930

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share amounts)
Revenues
Gross written premiums	$236,373	$294,361
Ceded written premiums	(116,275)	(166,405)
Net written premiums	120,098	127,956
Change in net unearned premiums	15,614	23,946
Net earned premiums	135,712	151,902
Net investment income	21,327	20,008
Net realized and unrealized losses on investments	(6,632)	(1,371)
Other income	977	1,750
Total revenues	151,384	172,289
Expenses
Losses and loss adjustment expenses	108,160	99,525
Other operating expenses	48,051	50,560
Other expenses	128	563
Interest expense	5,589	5,541
Amortization of intangible assets	91	91
Total expenses	162,019	156,280
(Loss) income from continuing operations before income taxes	(10,635)	16,009
Income tax (benefit) expense on continuing operations	(1,861)	5,021
Net (loss) income from continuing operations	(8,774)	10,988
Discontinued operations (Note 2):
Loss from discontinued operations	—	—
Loss on disposal of discontinued operations, net of tax	(149)	(1,414)
Total loss from discontinued operations	(149)	(1,414)
Net (loss) income	(8,923)	9,574
Dividends on Series A preferred shares	(1,969)	(1,969)
Net (loss) income available to common shareholders	$(10,892)	$7,605

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(2,433) in 2026 and $3,807 in 2025	(9,154)	14,322
Total comprehensive (loss) income	$(18,077)	$23,896

Net (loss) income per common share:
Basic
Continuing operations	$(0.23)	$0.20
Discontinued operations	$—	$(0.03)
	$(0.23)	$0.17
Diluted
Continuing operations	$(0.23)	$0.18
Discontinued operations	$—	$(0.02)
	$(0.23)	$0.16
Dividend declared per common share	$0.01	$0.01
Weighted-average common shares outstanding:
Basic	46,099,930	45,803,501
Diluted	46,099,930	59,659,075

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Stock (Par)	Preferred Stock (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2025	45,968,584	$9	$—	$937,611	$(364,726)	$(34,741)	$538,153
Net loss	—	—	—	—	(8,923)	—	(8,923)
Other comprehensive loss	—	—	—	—	—	(9,154)	(9,154)
Vesting of RSUs	268,272	—	—	(671)	—	—	(671)
Compensation expense under share incentive plans	—	—	—	1,464	—	—	1,464
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common stock	—	—	—	—	(484)	—	(484)
Balances at March 31, 2026	46,236,856	$9	$—	$938,404	$(376,102)	$(43,895)	$518,416

Balances at December 31, 2024	45,644,318	$9	$—	$933,311	$(402,408)	$(69,997)	$460,915
Net income	—	—	—	—	9,574	—	9,574
Other comprehensive income	—	—	—	—	—	14,322	14,322
Vesting of RSUs	248,388	—	—	(545)	—	—	(545)
Compensation expense under share incentive plans	—	—	—	2,660	—	—	2,660
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common stock	—	—	—	—	(477)	—	(477)
Balances at March 31, 2025	45,892,706	$9	$—	$935,426	$(395,280)	$(55,675)	$484,480

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities (a)	$(684)	$(51,467)
Investing activities
Fixed maturity securities, available-for-sale:
Purchases	(88,467)	(84,322)
Sales	—	5,856
Maturities and calls	47,462	27,017
Equity securities:
Purchases	(1,385)	(1,809)
Sales and redemptions	430	1,500
Bank loan participations:
Purchases	(35,267)	(36,818)
Sales	25,461	19,378
Maturities	6,863	13,753
Other invested assets:
Purchases	(3,014)	(16,525)
Return of capital	270	289
Proceeds from sales and principal repayments	626	163
Short-term investments, net	(597)	17,983
Securities receivable or payable, net	18,287	1,723
Purchases of property and equipment	(82)	(1,218)
Net cash (used in) provided by investing activities	(29,413)	(53,030)
Financing activities
Senior debt issuances	—	25,000
Payroll taxes withheld and remitted on net settlement of RSUs	(671)	(545)
Dividends on Series A preferred shares	(1,969)	(1,969)
Dividends on common stock	(521)	(600)
Net cash provided by (used in) financing activities	(3,161)	21,886
Change in cash, cash equivalents, and restricted cash equivalents	(33,258)	(82,611)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	269,422	391,050
Cash, cash equivalents, and restricted cash equivalents at end of period	$236,164	$308,439
Supplemental information
Interest paid	$6,123	$6,126

Restricted cash equivalents at beginning of period	$8,481	$28,705
Restricted cash equivalents at end of period	$8,557	$29,012
Change in restricted cash equivalents	$76	$307

(a) Cash provided by operating activities for the three months ended March 31, 2026 and 2025 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash used in operating activities was $760,000 and $51.8 million for the three months ended March 31, 2026 and 2025, respectively.
See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
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
The Company owns five insurance companies based in the United States (“U.S.”) focused on specialty insurance niches as described below:
•James River Group is a Delaware domiciled insurance holding company formed in 2002, which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations.
•James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state and the District of Columbia.
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
Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited annual consolidated financial statements.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.2 million at March 31, 2026 and $7.3 million at December 31, 2025, representing the Company’s maximum exposure to loss.
Income Tax Expense
The Company’s U.S. federal income tax expense differs from the amount computed by applying the federal statutory income tax rate of 21% to income before taxes primarily due to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation. Prior to the Company's domestication from Bermuda to the U.S. on November 7, 2025, the Company's effective tax rate was impacted by the relative mix of income from continuing operations reported by country and the statutory tax rates of 0% and 21% imposed by Bermuda and the U.S., respectively. The Company did not receive a U.S. tax deduction for losses in Bermuda in the prior year period resulting from Bermuda holding company expenses and interest expense. For the three months ended March 31, 2026 and 2025, our effective tax rate on (loss) income from continuing operations was (17.5%) and 31.4%, respectively. The effective rate for the three months ended March 31, 2026 was below the federal statutory income tax rate of 21% primarily because of excess tax expenses on share based compensation. RSU awards vest on the anniversary of their grant date which are predominately in the first quarter of each year.
Adopted Accounting Standards
There were no new accounting standards adopted in 2026 that materially impacted the Company's financial statements.
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
The guidance in ASU 2025-06, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software removes the concept of project stages and requires the capitalization of software costs when management has committed to funding the software project and it is probable that the project will be completed. This ASU is effective for fiscal years beginning after December 15, 2027, but early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the impact of adopting this new guidance, but does not expect that the standard will have a material impact on our financial statements.
2.    Discontinued Operations
The Company previously entered into a stock purchase agreement with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (“Fleming”) pursuant to which Fleming agreed to purchase from the Company all of the common shares of JRG Reinsurance Company Ltd. (“JRG Re”). The sale of JRG Re, which previously comprised the remaining operations of the former Casualty Reinsurance segment, closed on April 16, 2024, and resulted in the disposition of the Company's casualty reinsurance business and related assets.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company determined that the sale of JRG Re represented a strategic shift that had a major effect on its operations. Accordingly, losses recognized on the disposal of JRG Re have been presented as discontinued operations for all periods presented in this interim report on Form 10-Q.
For the three months ended March 31, 2026, the loss on disposal of $149,000 reflects additional selling costs incurred by the Company related to the sale of JRG Re net of a tax benefit. For the three months ended March 31, 2025, the loss on disposal of $1.4 million included a final downward adjustment to the closing date purchase price plus interest of $520,000 and additional selling costs incurred by the Company related to the sale of JRG Re of $894,000.
3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2026
Fixed maturity securities:
State and municipal	$244,051	$886	$(20,482)	$224,455
Residential mortgage-backed	480,422	1,785	(15,387)	466,820
Corporate	624,521	2,729	(20,811)	606,439
Commercial mortgage and asset-backed	125,934	81	(4,270)	121,745
U.S. Treasury securities and obligations guaranteed by the U.S. government	15,010	6	(100)	14,916
Total fixed maturity securities, available-for-sale	$1,489,938	$5,487	$(61,050)	$1,434,375
December 31, 2025
Fixed maturity securities:
State and municipal	$237,366	$1,164	$(19,053)	$219,477
Residential mortgage-backed	483,074	3,239	(13,595)	472,718
Corporate	589,477	5,461	(17,184)	577,754
Commercial mortgage and asset-backed	124,507	187	(4,159)	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,326	28	(64)	14,290
Total fixed maturity securities, available-for-sale	$1,448,750	$10,079	$(54,055)	$1,404,774
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2026 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$51,229	$50,799
After one year through five years	442,846	433,282
After five years through ten years	236,722	227,212
After ten years	152,785	134,517
Residential mortgage-backed	480,422	466,820
Commercial mortgage and asset-backed	125,934	121,745
Total	$1,489,938	$1,434,375

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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2026
Fixed maturity securities:
State and municipal	$44,882	$(705)	$146,154	$(19,777)	$191,036	$(20,482)
Residential mortgage-backed	189,307	(1,962)	120,801	(13,425)	310,108	(15,387)
Corporate	189,892	(2,284)	206,722	(18,527)	396,614	(20,811)
Commercial mortgage and asset-backed	27,496	(52)	74,167	(4,218)	101,663	(4,270)
U.S. Treasury securities and obligations guaranteed by the U.S. government	9,307	(48)	4,220	(52)	13,527	(100)
Total fixed maturity securities, available-for-sale	$460,884	$(5,051)	$552,064	$(55,999)	$1,012,948	$(61,050)
December 31, 2025
Fixed maturity securities:
State and municipal	$26,425	$(369)	$152,646	$(18,684)	$179,071	$(19,053)
Residential mortgage-backed	63,405	(193)	171,993	(13,402)	235,398	(13,595)
Corporate	61,910	(243)	214,235	(16,941)	276,145	(17,184)
Commercial mortgage and asset-backed	7,662	(19)	78,130	(4,140)	85,792	(4,159)
U.S. Treasury securities and obligations guaranteed by the U.S. government	241	(2)	4,810	(62)	5,051	(64)
Total fixed maturity securities, available-for-sale	$159,643	$(826)	$621,814	$(53,229)	$781,457	$(54,055)

At March 31, 2026, the Company held fixed maturity securities of 461 issuers that were in an unrealized loss position with a total fair value of $1,012.9 million and gross unrealized losses of $61.1 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At March 31, 2026, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2026, December 31, 2025, or March 31, 2025. For securities in an unrealized loss position at March 31, 2026, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The Company elected the fair value option to account for bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in the income statement as net realized and unrealized gains (losses) on investments. Applying the fair value option to the bank

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required.
At March 31, 2026, the Company's bank loan portfolio had an aggregate fair value of $153.3 million and unpaid principal of $163.4 million. Investment income on bank loan participations included in net investment income was $3.0 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively. Net realized and unrealized losses on bank loan participations were $4.9 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. Management concluded that $256,000 of the net realized and unrealized losses were due to credit-related impairments for the three months ended March 31, 2026. As of March 31, 2025, management concluded that the unrealized losses of one bank loan issuer were due to a credit-related impairment. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2026 or December 31, 2025.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Fixed maturity securities:
Gross realized gains	$68	$32
Gross realized losses	(33)	(7)
	35	25
Bank loan participations:
Gross realized gains	71	92
Gross realized losses	(1,404)	(1,766)
Changes in fair values of bank loan participations	(3,564)	(640)
	(4,897)	(2,314)
Equity securities:
Gross realized gains	—	210
Gross realized losses	—	—
Changes in fair values of equity securities	(1,770)	708
	(1,770)	918
Short-term investments and other:
Gross realized gains	—	1
Gross realized losses	—	(1)
Changes in fair values of short-term investments and other	—	—
	—	—
Total	$(6,632)	$(1,371)

Realized investment gains or losses are determined on a specific identification basis.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and private debt.

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Renewable energy LLCs (a)
Excess & Surplus Lines	$7,193	$7,274	$(30)	$—
Corporate & Other	—	—	—	—
	7,193	7,274	(30)	—
Limited partnerships (b)
Excess & Surplus Lines	14,658	13,108	1,174	9
Corporate & Other	369	369	—	—
	15,027	13,477	1,174	9
Private Debt (c)
Excess & Surplus Lines	45,193	43,401	671	191
Corporate & Other	—	—	—	—
	45,193	43,401	671	191
Total other invested assets
Excess & Surplus Lines	67,044	63,783	1,815	200
Corporate & Other	369	369	—	—
	$67,413	$64,152	$1,815	$200

(a)The Company's Excess & Surplus Lines segment owns equity interests ranging from 3.6% to 5.1% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $50,000 and $48,000 in the three months ended March 31, 2026 and 2025, respectively.
(b)    The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At March 31, 2026, the Company’s Excess & Surplus Lines segment has outstanding commitments to invest another $11.1 million in the limited partnerships.
(c)    The Company's Excess & Surplus Lines segment has invested in ten notes receivable for structured private credit. Interest on two notes maturing in 2031 is fixed at 4.25% and 5.25%. Interest on two notes maturing in 2035 is fixed at 6.50% and 8.00%. Interest on three notes maturing in 2035 is fixed at 6.00%, 7.00%, and 8.00%. Interest on three notes maturing in 2064 is fixed at 6.79%, 8.04%, and 9.04%. At March 31, 2026, the Company’s Excess & Surplus Lines segment has outstanding commitments to invest another $78.3 million in these notes.
On April 10, 2025, the Company entered into an investment agreement with Sixth Street, the parent of Enstar Group Limited (“Enstar”). Pursuant to the agreement, the Company's Excess & Surplus Lines segment has invested $825,000 and $10.9 million within limited partnerships and collateralized notes receivable for structured private credit, respectively, at March 31, 2026. During the three months ended March 31, 2026, the Company earned investment income of $204,000 from the investment and has outstanding commitments to invest another $63.1 million in the investment at March 31, 2026.
4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2026 and December 31, 2025.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2026		December 31, 2025
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	8,279	11,611	8,188
Identifiable intangible assets subject to amortization		11,611	8,279	11,611	8,188
		$40,275	$8,279	$40,275	$8,188

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share amounts)
Net (loss) income from continuing operations	$(8,774)	$10,988
Less: Dividends on Series A preferred shares	(1,969)	(1,969)
(Loss) income from continuing operations available to common shareholders	$(10,743)	$9,019
Loss from discontinued operations	(149)	(1,414)
Net (loss) income available to common shareholders	$(10,892)	$7,605

Weighted average common shares outstanding:
Basic	46,099,930	45,803,501
Dilutive potential common shares	—	13,855,574
Diluted	46,099,930	59,659,075

Net (loss) income per common share:
Basic
Continuing operations	$(0.23)	$0.20
Discontinued operations	$—	$(0.03)
	$(0.23)	$0.17
Diluted
Continuing operations	$(0.23)	$0.18
Discontinued operations	$—	$(0.02)
	$(0.23)	$0.16
For the three months ended March 31, 2026, due to the net loss from continuing operations, all potential common shares (including 871,874 related to outstanding RSUs and 13,521,634 related to outstanding Series A Preferred Shares) were anti-dilutive and excluded from the calculation of diluted earnings per common share. For the three months ended March 31, 2025, all potential common shares (including 333,940 related to outstanding RSUs and 13,521,634 related to outstanding Series A Preferred Shares) were dilutive and included in the calculation of diluted earnings per common share. The Company applies the if-converted method for the outstanding Series A Preferred Shares in the calculation of diluted earnings per share from continuing operations. If the Series A Preferred Shares are dilutive, the dividends on the Series A Preferred Shares are added back to income from continuing operations available to common shareholders in the numerator of the calculation and the additional common shares from an assumed conversion of the Series A Preferred Shares are added in the denominator of the calculation.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $1.7 million at March 31, 2026, $1.6 million at December 31, 2025, $1.5 million at March 31, 2025 and $1.2 million at December 31, 2024.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,071,699	$1,086,278
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	94,136	101,584
Prior years - retroactive reinsurance	14,189	(1,928)
Prior years - excluding retroactive reinsurance	(165)	(131)
Total incurred losses and loss and adjustment expenses	108,160	99,525
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	900	1,731
Prior years	93,151	90,239
Total loss and loss adjustment expense payments	94,051	91,970
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	14,189	(1,928)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,071,619	1,095,761
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	2,016,229	1,985,779
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$3,087,848	$3,081,540

The Company experienced $165,000 of net favorable reserve development in the three months ended March 31, 2026 on the reserve for losses and loss adjustment expenses held at December 31, 2025 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $100,000 of net favorable development in the Excess & Surplus Lines segment and $65,000 of net favorable development in the Specialty Admitted Insurance segment.
The Company experienced $131,000 of net favorable reserve development in the three months ended March 31, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $10,000 of net favorable development in the Excess & Surplus Lines segment and $121,000 of net favorable development in the Specialty Admitted Insurance segment.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess & Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer was $451.4 million as of both March 31, 2026 and December 31, 2025.
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
Adverse Development Cover
On November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025. In the three months ended March 31, 2026, an additional $16.2 million of adverse development was ceded to the E&S Top Up ADC, further reducing the aggregate limit remaining on the E&S Top Up ADC to $7.5 million at March 31, 2026. Of the $16.2 million, $14.8 million was subject to deferral under retroactive reinsurance accounting.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to deferral under retroactive reinsurance accounting. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method. While the deferral of gains can introduce volatility in the Company's operating results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of the Company's current and ongoing operations.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$2,927	$9,222
Adverse prior year development ceded on subject business	—	144
Retroactive reinsurance benefits under the recovery method	(591)	(2,072)
Deferred retroactive reinsurance gain at end of period	$2,336	$7,294

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$83,793	$48,748
Adverse prior year development ceded on subject business	—	—
Retroactive reinsurance benefits under the recovery method	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$48,748

E&S Top Up ADC
Deferred retroactive reinsurance gain at beginning of period	$—	$—
Adverse prior year development ceded on subject business	14,780	—
Retroactive reinsurance benefits under the recovery method	—	—
Deferred retroactive reinsurance gain at end of period	$14,780	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$86,720	$57,970
Adverse prior year development ceded on subject business	14,780	144
Retroactive reinsurance benefits under the recovery method	(591)	(2,072)
Deferred retroactive reinsurance gain at end of period	$100,909	$56,042

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

7.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(11,552)	$18,154
U.S. income taxes	2,426	(3,812)
Unrealized (loses) gains arising during the period, net of U.S. income taxes	(9,126)	14,342
Less reclassification adjustment:
Net realized investment gains (losses)	35	25
U.S. income taxes	(7)	(5)
Reclassification adjustment for investment gains (losses) realized in net income	28	20
Other comprehensive (loss) income	$(9,154)	$14,322
In addition to the net realized investment gains on available-for-sale fixed maturities disclosed above, the Company also recognized net realized and unrealized investment gains (losses) on its investments in bank loan participations and equity securities in the respective periods. Refer to Note 3 for disclosure of these amounts.
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
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against JRG Holdings and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024, the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed a second amended complaint. On November 15, 2024, the Company filed a motion to dismiss the second amended complaint, on December 23, 2024 Fleming filed an opposition to the motion to dismiss, on January 17, 2025 the Company filed its reply to Fleming's opposition, on July 2, 2025 the court heard oral argument on the motion to dismiss, and on July 17, 2025 the court granted the Company's motion to dismiss. On August 14, 2025, Fleming filed a motion for reconsideration, on August 28, 2025 the Company filed its opposition to Fleming's motion for reconsideration, and on September 4, 2025, Fleming filed its reply to the Company's opposition. On December 2, 2025, the court denied Fleming's

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

motion for reconsideration and on December 22, 2025 Fleming filed a notice of appeal. Fleming filed its opening brief in the United States Court of Appeals for the Second Circuit on March 13, 2026 and the Company’s response brief is due June 12, 2026. Fleming’s reply brief is due within 21 days after the filing of the Company’s response brief. The Company believes that it has substantial defenses and intends to vigorously defend this lawsuit.
Amounts Recoverable from Reinsurers
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. The Company establishes an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At March 31, 2026, the allowance for credit losses on reinsurance recoverables was $1.7 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, the Company is subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. The Company requires collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom it is fronting.
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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At March 31, 2026, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $35.2 million and Aleka's obligations under the Commercial Auto LPT was $16.8 million. At March 31, 2026, the total reinsurance recoverables under the Commercial Auto LPT was $9.9 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the trust account collateralizing the Indemnity Agreements (the “Indemnity Trust”), funds withdrawn from the trust account collateralizing Commercial Auto LPT (the “LPT Trust”), and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At March 31, 2026, the balance in the Loss Fund Trust was $8.6 million, including $5.3 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $2.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

9.    Segment Information
The Company’s continuing operations are comprised of three reportable segments, two of which are separately managed business units and the third (“Corporate and Other”) includes the Company’s remaining operations. The Excess & Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers specialty admitted fronting and program business and, prior to the sale of the Company's renewal rights in 2023, workers’ compensation insurance coverage. The Corporate and Other segment consists of certain management and treasury activities of James River Group and JRG Holdings including public company expenses, expenses for our Board of Directors, long-term incentive compensation for the full Company, interest expense associated with senior debt and Junior Subordinated Debt, and investment income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Prior to entering into a definitive agreement to sell JRG Re on November 8, 2023, JRG Re was considered a reportable segment (the “Casualty Reinsurance” segment). After entering into the agreement to sell JRG Re, the Company no longer considers Casualty Reinsurance to be a reportable segment, but instead it is reported as discontinued operations. The segment information below excludes discontinued operations for all periods presented.
Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) less loss and loss adjustment expenses on business not subject to deferral under retroactive reinsurance accounting (see Retroactive Reinsurance Accounting in Note 6 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Other operating expenses for the Corporate and Other segment include personnel costs associated with the holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the Company, public company expenses and various other corporate expenses. Net commissions in the table below are net of amounts deferred as deferred policy acquisition costs. Employee compensation includes both cash and share-based compensation, as well as employer expenses related to payroll taxes and benefits, and is net of amounts allocated to losses and loss adjustment expenses and amounts deferred. All other operating expenses include, amongst other expenses, costs for insurance, outside professional fees including legal, audit, and consulting, office rent, bad debt expense, and taxes, licenses and fees on business written. Segment results are reported prior to the effects of intercompany pooling agreements and intercompany reinsurance agreements. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds. Segment revenues for each reportable segment include net earned premiums, net investment income, and realized and unrealized (losses) gains on investments.
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
The following table summarizes the Company’s segment results:

	Excess & Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Three Months Ended March 31, 2026
Gross written premiums	$212,285	$24,088	$—	$236,373
Net earned premiums	131,826	3,886	—	135,712
Fee income	—	90	—	90
Losses and loss adjustment expenses	103,774	4,386	—	108,160
Less: losses and loss adjustment expense - retroactive reinsurance	14,189	—	—	14,189
Losses and loss adjustment expenses excluding retroactive reinsurance	89,585	4,386	—	93,971

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess & Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
Other operating expenses:
Net commissions	15,637	(1,979)	—	13,658
Employee compensation	15,985	1,767	6,731	24,483
All other operating expenses	5,963	1,597	2,350	9,910
	37,585	1,385	9,081	48,051
Underwriting profit (loss)	4,656	(1,795)	(9,081)	(6,220)
Segment revenues	143,431	7,878	75	151,384
Net investment income	17,274	4,050	3	21,327
Interest expense	—	—	5,589	5,589
Segment goodwill	181,831	—	—	181,831
Segment assets	3,638,838	1,062,592	60,379	4,761,809

As of and for the Three Months Ended March 31, 2025
Gross written premiums	$213,243	$81,118	$—	$294,361
Net earned premiums	137,028	14,874	—	151,902
Fee income	—	832	—	832
Losses and loss adjustment expenses	86,876	12,649	—	99,525
Less: losses and loss adjustment expense - retroactive reinsurance	(1,928)	—	—	(1,928)
Losses and loss adjustment expenses excluding retroactive reinsurance	88,804	12,649	—	101,453
Other operating expenses:
Net commissions	15,001	(2,852)	—	12,149
Employee compensation	16,400	2,811	8,449	27,660
All other operating expenses	5,165	3,404	2,182	10,751
	36,566	3,363	10,631	50,560
Underwriting profit (loss)	11,658	(306)	(10,631)	721
Segment revenues	151,536	20,097	656	172,289
Net investment income	15,218	4,317	473	20,008
Interest expense	—	—	5,541	5,541
Segment goodwill	181,831	—	—	181,831
Segment assets	3,523,455	1,359,670	65,890	4,949,015

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess & Surplus Lines	$4,656	$11,658
Specialty Admitted Insurance	(1,795)	(306)
Total underwriting profit of operating segments	2,861	11,352
Other operating expenses of the Corporate and Other segment	(9,081)	(10,631)
Underwriting (loss) profit	(6,220)	721
Losses and loss adjustment expenses – retroactive reinsurance	(14,189)	1,928
Net investment income	21,327	20,008
Net realized and unrealized losses on investments	(6,632)	(1,371)
Other income and expenses	759	355
Interest expense	(5,589)	(5,541)
Amortization of intangible assets	(91)	(91)
(Loss) income from continuing operations before income taxes	$(10,635)	$16,009
10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Amortization of policy acquisition costs	$17,760	$17,540
Other underwriting expenses of the operating segments	21,210	22,389
Other operating expenses of the Corporate and Other segment	9,081	10,631
Total	$48,051	$50,560
Other expenses of $128,000 and $563,000 for the three months ended March 31, 2026 and 2025, respectively, primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
11.    Senior Debt
On June 12, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement dated July 7, 2023 (the “Previous Credit Agreement”), which provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer had a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on the Secured Overnight Financing Rate (“SOFR”) plus a specified margin (2.75% at March 31, 2026) based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, the Company will pay an unused facility fee on each lender’s commitment (0.3% at March 31, 2026).
At March 31, 2026, the Company had a drawn balance of $210.8 million outstanding under the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at March 31, 2026.
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
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using fair value prices provided by the Company's investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2024.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of March 31, 2026 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$224,455	$—	$224,455
Residential mortgage-backed	—	466,820	—	466,820
Corporate	—	606,439	—	606,439
Commercial mortgage and asset-backed	—	121,745	—	121,745
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,916	—	—	14,916
Total fixed maturity securities, available-for-sale	$14,916	$1,419,459	$—	$1,434,375
Equity securities:
Preferred stock	—	69,795	—	69,795
Common stock	—	2,513	9	2,522
Total equity securities	$—	$72,308	$9	$72,317
Bank loan participations	$—	$153,336	$—	$153,336
Short-term investments	$—	$597	$—	$597

Assets measured at fair value on a recurring basis as of December 31, 2025 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$219,477	$—	$219,477
Residential mortgage-backed	—	472,718	—	472,718
Corporate	—	577,754	—	577,754
Commercial mortgage and asset-backed	—	120,535	—	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,290	—	—	14,290
Total fixed maturity securities, available-for-sale	$14,290	$1,390,484	$—	$1,404,774
Equity securities:
Preferred stock	—	70,601	—	70,601
Common stock	—	2,487	4	2,491
Total equity securities	$—	$73,088	$4	$73,092
Bank loan participations	$—	$155,138	$—	$155,138
Short-term investments	$—	$—	$—	$—

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$4	$5
Transfers out of Level 3	—	—
Transfers in to Level 3	—	—
Purchases	—	—
Sales	—	—
Maturities, calls and paydowns	—	—
Amortization of discount	—	—
Total gains or losses (realized/unrealized):
Included in earnings	5	(3)
Included in other comprehensive income	—	—
Ending balance	$9	$2

The Company held one equity security at March 31, 2026, December 31, 2025 and December 31, 2024 for which the fair value was determined using significant unobservable inputs (Level 3). The fair values for the equity security (disclosed above) were obtained from our asset manager, who used an internal model to value the security.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2026 or 2025. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2026 and December 31, 2025, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,434,375	$1,434,375	$1,404,774	$1,404,774
Equity securities	72,317	72,317	73,092	73,092
Bank loan participations	153,336	153,336	155,138	155,138
Cash and cash equivalents	227,607	227,607	260,941	260,941
Restricted cash equivalents	8,557	8,557	8,481	8,481
Short-term investments	597	597	—	—
Other invested assets – notes receivable	45,193	45,653	43,401	44,639
Liabilities
Senior debt	225,800	228,855	225,800	230,007
Junior subordinated debt	104,055	114,511	104,055	116,093

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2026 and December 31, 2025 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2026 and December 31, 2025, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at March 31, 2026 and December 31, 2025.
The fair values of senior debt, junior subordinated debt, and invested assets-notes receivable, classified in other invested assets, at March 31, 2026 and December 31, 2025 were determined using inputs to the valuation methodology that are unobservable (Level 3).
13.    Series A Preferred Shares
The Company has 112,500 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) outstanding as of March 31, 2026 and December 31, 2025. The Series A Preferred Shares were issued on March 1, 2022 and are held by GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at the Company’s election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, subject to a cap of 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $2.0 million were declared on the Series A Preferred Shares in each of the three-month periods ended March 31, 2026 and 2025.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common stock at a conversion price of $8.32, making the Series A Preferred Shares convertible into 13,521,634 shares of common stock. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common stock above specified levels.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per share of common stock per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per share of common stock per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common stock to the Company's shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares. None of the triggers that would result in adjustments to the conversion price have been met at March 31, 2026.
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
Under the terms of the Investment Agreement, GPC Partners has the right to designate one member of the Board (the “Series A Designee”). GPC Partners designated Matthew Botein as the Series A Designee, and Mr. Botein was approved by the Board as a director with a term that expired at the 2024 annual general meeting of the Company’s shareholders. Mr. Botein was re-elected as a director at each of the 2024 and 2025 annual meetings of shareholders for a term expiring at the following year's annual meeting.
14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 45,968,584 at December 31, 2025 to 46,236,856 at March 31, 2026, reflecting 268,272 common shares issued in the three months ended March 31, 2026 related to vesting of RSUs.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Dividends
The Company declared the following dividends on common shares during the first three months of 2026 and 2025:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2026
February 20, 2026	$0.01	March 13, 2026	March 31, 2026	$484,837

2025
February 20, 2025	$0.01	March 10, 2025	March 31, 2025	$477,412
Included in the total dividends for the three months ended March 31, 2026 and 2025 are $22,000 and $18,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $90,000 at March 31, 2026 and $127,000 at December 31, 2025.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The 2014 LTIP was amended on October 23, 2025, increasing the number of shares available for issuance under the 2014 LTIP by 1,650,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 LTIP is 7,157,650, and at March 31, 2026, 1,328,128 shares are available for grant.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The 2014 Director Plan was amended on October 23, 2025, increasing the number of shares available for issuance under the 2014 LTIP by 225,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 Director Plan is 475,000, and at March 31, 2026, 176,273 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2026		2025
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	1,299,644	$6.61	885,173	$15.30
Granted	1,316,294	$6.94	1,321,733	$3.68
Vested	(367,456)	$10.38	(358,399)	$17.96
Forfeited	(621)	$24.83	—	$—
PRSU performance adjustment	(1,101)	$24.83	—	$—
Unvested, end of period	2,246,760	$6.17	1,848,507	$6.48
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors generally have a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is generally based on the market price of the underlying shares at the date of grant. The RSUs granted in 2026 and 2025 include 372,873 and 620,108 PRSU awards, respectively. Initial PRSU awards are granted at the 100% target performance level. The Company projects the level of achievement for each award during the performance period and periodically adjusts the number of outstanding awards to reflect the number of awards expected to vest.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Share based compensation expense	$1,464	$2,660
U.S. tax benefit on share based compensation expense	307	516
At March 31, 2026, the Company had $11.4 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.5 years.
15.    Subsequent Events
On April 23, 2026, the Board of Directors declared a cash dividend of $0.01 per share of common stock. The dividend is payable on June 30, 2026 to shareholders of record on June 8, 2026.
On April 23, 2026, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of up to $2.0 million will be payable in cash on June 30, 2026 to shareholders of record on June 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and include the accounts of James River Group Holdings, Inc. and its subsidiaries. Unless the context indicates or suggests otherwise, references to “the Company”, “we”, “us” and “our” refer to James River Group Holdings, Inc. and its subsidiaries.
Our Business
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
We report our continuing operations in three reportable segments:
•The Excess & Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;
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
Our discontinued operations include losses recognized on the disposal of JRG Reinsurance Company Ltd. (“JRG Re”). The sale of JRG Re, which previously comprised the remaining operations of the former Casualty Reinsurance segment, closed on April 16, 2024, and resulted in the disposition of the Company's casualty reinsurance business and related assets. The Company has no continued involvement with JRG Re following the sale.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. We report all segment information in this ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
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
The financial strength ratings assigned by A.M. Best have an impact on the ability of our insurance subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our insurance subsidiaries allow our Excess & Surplus Lines segment to actively pursue relationships with the agents and brokers identified in its marketing plans. If we remain on negative outlook for an extended period of time, A.M. Best may downgrade our rating, which would have a materially adverse effect on our ability to continue to write new business.
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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses and investment valuation and impairment. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to any of these policies during the current year.
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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended March 31,
	2026	2025	% Change
	($ in thousands)
Gross written premiums	$236,373	$294,361	(19.7)%
Net retention	50.8%	43.5%
Net written premiums	$120,098	$127,956	(6.1)%
Net earned premiums	$135,712	$151,902	(10.7)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(93,971)	(101,453)	(7.4)%
Other operating expenses	(47,961)	(49,728)	(3.6)%
Underwriting (loss) profit (1), (2)	(6,220)	721	—
Losses and loss adjustment expenses - retroactive reinsurance	(14,189)	1,928	—
Net investment income	21,327	20,008	6.6%
Net realized and unrealized losses on investments	(6,632)	(1,371)	383.7%
Other income and expense	759	355	113.8%
Interest expense	(5,589)	(5,541)	0.9%
Amortization of intangible assets	(91)	(91)	—
(Loss) income from continuing operations before taxes	(10,635)	16,009	—
Income tax (benefit) expense on continuing operations	(1,861)	5,021	—
Net (loss) income from continuing operations	(8,774)	10,988	—
Net loss from discontinued operations, net of tax	(149)	(1,414)	(89.5)%
Net (loss) income	(8,923)	9,574	—
Dividends on Series A Preferred Shares	(1,969)	(1,969)	—
Net (loss) income available to common shareholders	$(10,892)	$7,605	—
Adjusted net operating income (1)	$5,806	$9,102	(36.2)%
Ratios:
Loss ratio	69.2%	66.8%
Expense ratio	35.4%	32.7%
Combined ratio	104.6%	99.5%
Accident year loss ratio	66.1%	65.5%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three months ended March 31, 2026 and 2025 is gross fee income of $1.5 million, and $4.3 million, respectively.
Three Months Ended March 31, 2026 and 2025
The Company reported a net loss from continuing operations of $8.8 million for the three months ended March 31, 2026. This compares to net income from continuing operations of $11.0 million for the three months ended March 31, 2025. Adjusted net operating income was $5.8 million and $9.1 million in the respective periods.
Underwriting results were a loss of $6.2 million (combined ratio of 104.6%) for the three months ended March 31, 2026 compared to an underwriting profit of $721,000 (combined ratio of 99.5%) for the three months ended March 31, 2025. Underwriting results for the respective periods include $6.7 million and $3.1 million of premium adjustments associated with prior years including reinstatement premiums in the Excess & Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 4.9 and 2.0 percentage point increase in our combined ratios in the respective periods. The premium adjustments in the current period were primarily reinstatement premiums driven by one large claim ceded to a $9.0 million excess of $2.0 million treaty. The Company has less than $10.0 million of remaining exposure to additional reinstatement premiums on this treaty.

The loss ratio for the current year period was 2.4 points higher than the prior year due to a slightly higher current accident year loss ratio and the impact of premium adjustments in the Excess & Surplus Lines segment (3.2 points and 1.4 points in the respective periods). Net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion below) was $165,000 and $131,000 favorable in the three months ended March 31, 2026 and 2025, respectively.
Our expense ratio increased from 32.7% in the prior year to 35.4% in the current year primarily reflecting the premium adjustments in the Excess & Surplus Lines segment which represented a 1.7 and 0.6 percentage point increase in the consolidated expense ratio in the respective periods. The higher current year expense ratio also reflects lower ceding commissions in the Excess & Surplus Lines segment as we are retaining a greater percentage of the business we are writing in the segment and the decline in net earned premiums in the Specialty Admitted segment due to our selective approach to new fronting opportunities and the non-renewal of several programs. General and administrative expenses for the total Company were down $4.0 million compared to the prior year.
Investment income increased by $1.3 million or 6.6% in the three months ended March 31, 2026 compared to the same period in the prior year driven by higher income from our private investments reflecting growth in our structured private credit investments, partially offset by lower yields elsewhere in the portfolio. Net realized and unrealized losses on investments of $6.6 million for the three months ended March 31, 2026 include $4.9 million and $1.8 million of net realized and unrealized losses on bank loan participations and equity securities, respectively. This compares to net realized and unrealized losses of $1.4 million for the three months ended March 31, 2025 which included $2.3 million of net realized and unrealized losses on bank loan participations, partially offset by $918,000 of net realized and unrealized gains on equity securities (see Investing Results below).
Discontinued operations include losses recognized on the sale of JRG Re. For the three months ended March 31, 2026, the loss on disposal of $149,000 included additional selling costs incurred by the Company related to the sale of JRG Re net of a tax benefit. For the three months ended March 31, 2025, the loss on disposal of $1.4 million included a final downward adjustment to the closing date purchase price plus interest of $520,000 and $894,000 of additional selling costs incurred by the Company related to the sale of JRG Re.
Adjusted net operating income declined from the prior year due to the lower underwriting results, partially offset by higher investment income. Tangible common equity declined 1.3% in the three months ended March 31, 2026 driven by the net loss for the period and unrealized losses on fixed maturities in other comprehensive income caused by higher interest rates. Our 5.7% adjusted net operating return on tangible common equity for the three months ended March 31, 2026 compares to an 11.5% return for the three months ended March 31, 2025.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess & Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer was $451.4 million as of both March 31, 2026 and December 31, 2025.
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
Adverse Development Cover
On November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025. In the three months ended March 31, 2026, an additional $16.2 million of adverse development was ceded to the E&S Top Up ADC, further reducing the aggregate limit remaining on the E&S Top Up ADC to $7.5 million at March 31, 2026. Of the $16.2 million, $14.8 million was subject to deferral under retroactive reinsurance accounting.
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
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$2,927	$9,222
Adverse prior year development ceded on subject business	—	144
Retroactive reinsurance benefits under the recovery method	(591)	(2,072)
Deferred retroactive reinsurance gain at end of period	$2,336	$7,294

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$83,793	$48,748
Adverse prior year development ceded on subject business	—	—
Retroactive reinsurance benefits under the recovery method	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$48,748

E&S Top Up ADC
Deferred retroactive reinsurance gain at beginning of period	$—	$—
Adverse prior year development ceded on subject business	14,780	—
Retroactive reinsurance benefits under the recovery method	—	—
Deferred retroactive reinsurance gain at end of period	$14,780	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$86,720	$57,970
Adverse prior year development ceded on subject business	14,780	144
Retroactive reinsurance benefits under the recovery method	(591)	(2,072)
Deferred retroactive reinsurance gain at end of period	$100,909	$56,042
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,
	2026	2025	% Change
	($ in thousands)
Gross written premiums:
Excess & Surplus Lines	$212,285	$213,243	(0.4)%
Specialty Admitted Insurance	24,088	81,118	(70.3)%
	$236,373	$294,361	(19.7)%
Net written premiums:
Excess & Surplus Lines	$118,685	$115,079	3.1%
Specialty Admitted Insurance	1,413	12,877	(89.0)%
	$120,098	$127,956	(6.1)%
Net earned premiums:
Excess & Surplus Lines	$131,826	$137,028	(3.8)%
Specialty Admitted Insurance	3,886	14,874	(73.9)%
	$135,712	$151,902	(10.7)%

Gross written premiums for the Excess & Surplus Lines segment (which represents 89.8% of our consolidated gross written premiums in the three months ended March 31, 2026) were flat with the prior year period as we continue to prioritize profitable growth in small to medium sized accounts. The market for Excess Property remains challenging. Submissions increased 3.5% over the prior year quarter and renewal rates were up 6.6% compared to the three months ended March 31, 2025. The change in gross written premiums by primary underwriting division is shown below:

	Three Months Ended March 31,		%
	2026	2025	Change
	($ in thousands)
Excess Casualty	$81,387	$70,762	15.0%
Primary Casualty	60,969	64,835	(6.0)%
Manufacturers & Contractors	34,858	40,626	(14.2)%
Specialty	26,974	25,429	6.1%
Excess Property	8,097	11,591	(30.1)%
Excess & Surplus Lines gross written premium	$212,285	$213,243	(0.4)%
Gross written premiums for the Specialty Admitted Insurance segment (which represents 10.2% of our consolidated gross written premiums in the three months ended March 31, 2026) declined 70.3% from the prior year reflecting non-renewals of programs. We are being selective with fronting opportunities, focusing on low net retentions and placing strong, rated, reinsurance support. The fronting and reinsurance markets are currently very competitive, and we have refined our underwriting appetite meaningfully over the last few years. The segment currently has four active programs.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2026	2025
Excess & Surplus Lines	55.9%	54.0%
Specialty Admitted Insurance	5.9%	15.9%
Total	50.8%	43.5%
Net premium retention for the Excess & Surplus Lines segment increased in the current year due to changes made in our reinsurance coverage to retain more of the business we write. This was partially offset by the impact of higher premium adjustments in the current year associated with prior years including reinstatement premium ($6.7 million and $3.1 million in the three months ended March 31, 2026 and 2025, respectively) which reduced net written premiums and the net retention ratio in both periods.
The lower net premium retention for the Specialty Admitted Insurance segment in 2026 reflects our focus on low net retentions, the impact of certain non-renewals in our fronting business, and changes in reinsurance as coverages renew.

Segment Results
Excess & Surplus Lines Segment
Results for the Excess & Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2026	2025	Change
	($ in thousands)
Gross written premiums	$212,285	$213,243	(0.4)%
Net written premiums	$118,685	$115,079	3.1%
Net earned premiums	$131,826	$137,028	(3.8)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(89,585)	(88,804)	0.9%
Underwriting expenses	(37,585)	(36,566)	2.8%
Underwriting profit (1)	$4,656	$11,658	(60.1)%
Ratios:
Loss ratio	68.0%	64.8%
Expense ratio	28.5%	26.7%
Combined ratio	96.5%	91.5%
Accident year loss ratio	64.8%	63.4%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess & Surplus Lines segment produced underwriting profits of $4.7 million and $11.7 million (combined ratios of 96.5% and 91.5%) in the three months ended March 31, 2026 and 2025, respectively. The underwriting results in the respective periods were impacted by $6.7 million and $3.1 million of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 4.7 and 2.0 percentage point increase in the segment combined ratio for the respective quarters.
The loss ratio for the three months ended March 31, 2026 increased from the prior year due to a higher current accident year loss ratio and the impact of premium adjustments (an additional 3.3 points and 1.4 points in the respective periods). Net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion above) was $100,000 and $10,000 favorable in the three months ended March 31, 2026 and 2025, respectively.
The expense ratio increased from 26.7% in the prior year to 28.5% in the current year primarily reflecting the premium adjustments which represented a 1.4 and 0.6 percentage point increase in the segment expense ratio in the respective periods. The higher current year expense ratio also reflects lower ceding commissions in the segment as we are retaining a greater percentage of the business we write.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2026	2025	Change
	($ in thousands)
Gross written premiums	$24,088	$81,118	(70.3)%
Net written premiums	$1,413	$12,877	(89.0)%
Net earned premiums	$3,886	$14,874	(73.9)%
Losses and loss adjustment expenses	(4,386)	(12,649)	(65.3)%
Underwriting expenses	(1,295)	(2,531)	(48.8)%
Underwriting loss (1), (2)	$(1,795)	$(306)	486.6%
(1)Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $1.5 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively.

The Specialty Admitted Insurance segment reported underwriting losses of $1.8 million and $306,000 for the three months ended March 31, 2026 and 2025, respectively. Lower written and earned premium volumes in 2026 reflect our selective approach to new fronting opportunities and the non-renewal of several programs. Net development in our loss estimates for prior accident years was $65,000 and $121,000 favorable in the three months ended March 31, 2026 and 2025, respectively. We are closely managing expenses for the segment. Underwriting expenses decreased 48.8% from the prior year driven by a $2.9 million decrease in compensation and other general and administrative expenses, partially offset by a decrease in net ceding commissions.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company expenses and various other corporate expenses. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $9.1 million for the three months ended March 31, 2026, down from $10.6 million in the prior year due to lower compensation expenses.
Investing Results
Net investment income was $21.3 million and $20.0 million for the three months ended March 31, 2026 and 2025, respectively. Income from the Company's private investments ($1.8 million and $200,000 in the respective periods) increased due to the growth of our investments in structured private credit. Excluding private investments, our net investment income for the three months ended March 31, 2026 decreased 1.5% from the prior year period principally due to lower yields. The average duration of our portfolio excluding restricted cash equivalents was 3.5 years at March 31, 2026.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Fixed maturity securities	$14,532	$12,232
Bank loan participations	2,991	3,195
Equity securities	915	1,259
Other invested assets	1,815	200
Cash, cash equivalents, restricted cash equivalents and short-term investments	1,968	4,072
Gross investment income	22,221	20,958
Investment expense	(894)	(950)
Net investment income	$21,327	$20,008
The following table summarizes our annualized gross investment yields:

	Three Months Ended March 31,
	2026	2025

Cash and invested assets	4.5%	4.3%
Fixed maturity securities	4.5%	4.5%
Of our total cash and invested assets of $1,955.6 million at March 31, 2026 (excluding restricted cash equivalents), $227.6 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,434.4 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $153.3 million of bank loan participations, $72.3 million of equity securities, $597,000 of short-term investments, and $67.4 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At March 31, 2026 and December 31, 2025, the fair market value of these securities was $153.3 million and $155.1 million, respectively.
For the three months ended March 31, 2026, the Company recognized net realized and unrealized investment losses of $6.6 million, including $3.6 million of net unrealized losses on bank loan participations, $1.8 million of net unrealized losses for the change in the fair value of equity securities, $1.3 million of net realized investment losses on the sale of bank loan participations, and $35,000 of net realized investment gains on the sale of fixed maturity securities.
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
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2026, December 31, 2025, or March 31, 2025. At March 31, 2026, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	March 31, 2026			December 31, 2025
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$244,051	$224,455	15.6%	$237,366	$219,477	15.6%
Residential mortgage-backed	480,422	466,820	32.5%	483,074	472,718	33.7%
Corporate	624,521	606,439	42.3%	589,477	577,754	41.1%
Commercial mortgage and asset-backed	125,934	121,745	8.5%	124,507	120,535	8.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	15,010	14,916	1.1%	14,326	14,290	1.0%
Total fixed maturity securities, available-for-sale	$1,489,938	$1,434,375	100.0%	$1,448,750	$1,404,774	100.0%

The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of March 31, 2026:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$173,215	12.1%
AA	630,036	43.9%
A	475,783	33.2%
BBB	155,341	10.8%
Total	$1,434,375	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$51,229	$50,799	3.5%
After one year through five years	442,846	433,282	30.2%
After five years through ten years	236,722	227,212	15.9%
After ten years	152,785	134,517	9.4%
Residential mortgage-backed	480,422	466,820	32.5%
Commercial mortgage and asset-backed	125,934	121,745	8.5%
Total	$1,489,938	$1,434,375	100.0%
Other Income and Expense
Other income and expense items netted to income of $759,000 and $355,000 for the three months ended March 31, 2026 and 2025, respectively. Non-operating expenses included in the respective totals were $128,000 and $563,000, primarily consisting of legal and other professional fees and other expenses related to various strategic initiatives, employee severance, and litigation that the Company is involved in. The non-operating expenses were offset by $815,000 and $835,000 of broker incentive rebates in the Excess & Surplus Lines segment, as well as other miscellaneous income in the respective periods.
Interest Expense
Interest expense was $5.6 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended March 31, 2026 and 2025.
Income Tax Expense
The Company’s U.S. federal income tax expense differs from the amount computed by applying the federal statutory income tax rate of 21% to income before taxes primarily due to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation. Prior to the Company's domestication from Bermuda to the U.S. on November 7, 2025, the Company's effective tax rate was impacted by the relative mix of income from continuing operations reported by country and the statutory tax rates of 0% and 21% imposed by Bermuda and the U.S., respectively. The Company did not receive a U.S. tax deduction for losses in Bermuda in the prior year period resulting from Bermuda holding company expenses and interest expense. For the three months ended March 31, 2026 and 2025, our effective tax rate on (loss) income from continuing operations was (17.5%) and 31.4%, respectively. The effective rate for the three months ended March 31, 2026 was below the federal statutory income tax rate of 21% primarily because of excess tax expenses on share based compensation. RSU awards vest on the anniversary of their grant date which are predominately in the first quarter of each year.
The Company has a deferred tax asset of $11.7 million at March 31, 2026 associated with unrealized losses in the Company’s available-for-sale fixed maturity securities portfolio. The unrealized losses are attributable to changes in market interest rates and other economic factors rather than credit-related factors of the issuers. The Company does not intend to sell available-for-sale debt securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their fair value to their amortized cost basis occurs. The Company’s hold to recovery assertion related to investments in an unrealized loss position is considered a tax planning strategy. Both the cash generated by the Company from operating activities and the unused capacity on the Company’s unsecured revolving credit facilities reduce the likelihood of having to sell debt securities in an unrealized loss position. As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset associated with unrealized losses on its investments at March 31, 2026.
The Company also has a deferred tax asset of $14.1 million at March 31, 2026 associated with the effects of our 2025 domestication on the business interest expense deduction. The carryforward period for this tax benefit is unlimited and does not expire, but the annual utilization on the consolidated U.S. federal income tax return is limited to the separate company (in this case, our ultimate holding company) that generated the benefit. The Company has developed tax planning strategies that we believe are prudent and feasible to increase the utilization of the carryforward in future tax years. These strategies include reducing interest expense and increasing investment income and overall pre-tax income - both at that specific entity (the ultimate holding company). As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset at March 31, 2026.
Reserves
An indicator of reserve strength that we monitor is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2026 was $3,087.8 million. Of this amount, 75.1% relates to amounts that are IBNR. This amount was 75.9% at December 31, 2025. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2026
	Case	IBNR	Total
	($ in thousands)
Excess & Surplus Lines	$454,119	$1,928,388	$2,382,507
Specialty Admitted Insurance	313,739	391,602	705,341
Total	$767,858	$2,319,990	$3,087,848
At March 31, 2026, the amount of net reserves (prior to the $1.7 million allowance for uncollectible reinsurance recoverables) of $1,071.6 million that related to IBNR was 78.1%. This amount was 73.5% at December 31, 2025. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2026
	Case	IBNR	Total
	($ in thousands)
Excess & Surplus Lines	$187,041	$768,812	$955,853
Specialty Admitted Insurance	47,699	68,067	115,766
Total	$234,740	$836,879	$1,071,619
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
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$(760)	$(51,774)
Investing activities	(29,413)	(53,030)
Financing activities	(3,161)	21,886
Change in cash and cash equivalents	(33,334)	(82,918)
Change in restricted cash equivalents (operating activities)	76	307
Change in cash, cash equivalents, and restricted cash equivalents	$(33,258)	$(82,611)

Cash used in operating activities excluding restricted cash equivalents was $760,000 for the three months ended March 31, 2026. This compares to cash used in operating activities excluding restricted cash equivalents of $51.8 million for the three months ended March 31, 2025. Both periods reflect lower premium collections in the Specialty Admitted Insurance segment due to the non-renewal of several programs. The prior year period was also negatively impacted by timing of reinsurance settlements.
Cash used in investing activities was $29.4 million and $53.0 million for the three months ended March 31, 2026 and 2025, respectively, reflecting the Company's efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents excluding restricted cash equivalents represented 11.6% and 14.7% of total cash and invested assets at March 31, 2026 and 2025.
Cash used in financing activities of $3.2 million for the three months ended March 31, 2026 includes $521,000 of dividends paid to common shareholders, $2.0 million of dividends paid on the Series A Preferred Shares, and $671,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash provided by financing activities of $21.9 million for the three months ended March 31, 2025 includes a $25.0 million borrowing under the Previous Credit Agreement (as defined below), $600,000 of dividends paid to common shareholders, $2.0 million of dividends paid on the Series A Preferred Shares, and $545,000 of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the three months ended March 31, 2026 and 2025 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
Dividends
Our operations are conducted by our wholly-owned subsidiaries. Accordingly, our holding companies may receive cash through loans from banks, issuance of equity and debt securities, corporate service fees, dividends received from our subsidiaries, or through payments from our subsidiaries pursuant to our consolidated tax allocation agreement.
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. On March 31, 2026, James River Insurance paid a $30.0 million dividend to its parent, James River Group. The remaining amount of dividends available to our holding companies from our insurance subsidiaries during 2026 without regulatory approval is $66.1 million.
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at our election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided, that the dividend rate shall not exceed 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $2.0 million were paid in each of the three months ended March 31, 2026 and 2025.
At March 31, 2026, our holding companies had $33.1 million of cash and invested assets, comprised of cash and cash equivalents of $32.8 million and other invested assets of $369,000, which are not subject to regulatory restrictions.
Credit Agreements
On June 12, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement dated July 7, 2023 (the “Previous Credit Agreement”), which provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer had a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on the Secured Overnight Financing Rate (“SOFR”) plus a specified margin (2.75% at March 31, 2026) based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, the Company will pay an unused facility fee on each lender’s commitment (0.3% at March 31, 2026).
At March 31, 2026, the Company had a drawn balance of $210.8 million outstanding under the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.

The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at March 31, 2026.
In connection with the Credit Agreement, James River Group entered into a Continuing Guaranty of Payment dated June 12, 2025 pursuant to which James River Group guarantees the payment and performance of the Company’s obligations under the Credit Agreement and other loan documents.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2026, and which, among other things, restrict our ability to issue senior indebtedness secured by James River Group’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2026 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2026.
At March 31, 2026 and December 31, 2025, the Company's leverage ratio was 27.8% and 27.5%, respectively. The leverage ratio is defined in our Credit Agreement as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
James River Insurance has access to certain credit products including advances through its membership in the Federal Home Loan Bank. Any advances would be in the form of collateralized short-term borrowings not to exceed 30% of the Company's total assets.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. These proportional quota share reinsurance agreements generally include a ceding commission paid by the reinsurer to the Company to cover acquisition costs associated with the insurance ceded. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the three months ended March 31, 2026 and 2025, our net premium retention was 50.8% and 43.5%, respectively.
The following is a summary of our Excess & Surplus Lines segment’s ceded reinsurance in place as of March 31, 2026:

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
In our Excess & Surplus Lines segment, we write a small book of excess property insurance, but we do not write primary property insurance. The Excess & Surplus Lines segment has a specific proportional quota share treaty in effect to cover property risks. The proportional quota share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less.
Some of our reinsurance treaties are subject to reinstatement premiums. In particular, a specialty casualty treaty in our Excess & Surplus Lines segment providing $9.0 million in excess of $2.0 million coverage is subject to reinstatement premiums for treaty years spanning July 1, 2016 through July 1, 2022. Reinstatement premiums on this treaty are subject to aggregate caps for each treaty year, and once the cap is reached, we are no longer required to pay a reinstatement premium in order to reinstate the limit under this treaty. At March 31, 2026, we have less than $10.0 million of remaining exposure to additional reinstatement premiums on this specialty casualty treaty.
Some of our reinsurance treaties are subject to loss ratio caps or aggregate limits. As of March 31, 2026, ceded losses to our reinsurance treaties were within these caps and aggregate limits, where applicable; however, less than $500,000 of limit remains available with respect to a reinsurer in one of our 2021 excess casualty reinsurance treaties.
Based upon the property catastrophe modeling of our Excess & Surplus Lines and Specialty Admitted Insurance segments, it would take an event greater than the 1 in 1,000 year PML to exhaust our $22.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $22.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
The Commercial Auto LPT with Aleka reinsures substantially all of the Excess & Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book” below for further information on this reinsurance agreement.

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
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2026:

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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At March 31, 2026, the allowance for credit losses on reinsurance recoverables was $1.7 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At March 31, 2026, we had reinsurance recoverables on unpaid losses of $2,014.6 million (net of a $1.7 million allowance for credit losses) and reinsurance recoverables on paid losses of $82.8 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.

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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At March 31, 2026, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $35.2 million and Aleka's obligations under the Commercial Auto LPT was $16.8 million. At March 31, 2026, the total reinsurance recoverables under the Commercial Auto LPT was $9.9 million.
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
The financial strength ratings assigned by A.M. Best have an impact on the ability of our insurance subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our U.S. insurance subsidiaries allow our Excess & Surplus Lines segment to actively pursue relationships with the agents and brokers identified in its marketing plans.
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
EQUITY
The Company issued 268,272 shares of common stock related to the vesting of restricted share units (“RSUs”) in the three months ended March 31, 2026, increasing the total shares of common stock outstanding from 45,968,584 at December 31, 2025 to 46,236,856 at March 31, 2026.
Share Based Compensation Expense
The Company recognized $1.5 million and $2.7 million of share based compensation expense in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $11.4 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.5 years.

Equity Incentive Plans
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2026		2025
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	1,299,644	$6.61	885,173	$15.30
Granted	1,316,294	$6.94	1,321,733	$3.68
Vested	(367,456)	$10.38	(358,399)	$17.96
Forfeited	(621)	$24.83	—	$—
PRSU performance adjustment	(1,101)	$24.83	—	$—
Unvested, end of period	2,246,760	$6.17	1,848,507	$6.48
Outstanding RSUs granted to employees generally vest ratably over a three-year vesting period in the case of time-vest RSUs and cliff vest at the end of a three-year performance period in the case of PRSUs. RSUs granted to non-employee directors generally have a one year vesting period. The RSUs granted in 2026 and 2025 include 372,873 and 620,108 PRSU awards, respectively. Initial PRSU awards are granted at the 100% target performance level. The Company projects the level of achievement for each award during the performance period and periodically adjusts the number of outstanding awards to reflect the number of awards expected to vest.

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

	Three Months Ended March 31,
	2026	2025
Excess & Surplus Lines:
Loss Ratio	68.0%	64.8%
Impact of retroactive reinsurance	10.8%	(1.4)%
Loss Ratio including impact of retroactive reinsurance	78.8%	63.4%

Combined Ratio	96.5%	91.5%
Impact of retroactive reinsurance	10.8%	(1.4)%
Combined Ratio including impact of retroactive reinsurance	107.3%	90.1%

Consolidated:
Loss Ratio	69.2%	66.8%
Impact of retroactive reinsurance	10.5%	(1.3)%
Loss Ratio including impact of retroactive reinsurance	79.7%	65.5%

Combined Ratio	104.6%	99.5%
Impact of retroactive reinsurance	10.5%	(1.3)%
Combined Ratio including impact of retroactive reinsurance	115.1%	98.2%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess & Surplus Lines	$4,656	$11,658
Specialty Admitted Insurance	(1,795)	(306)
Total underwriting profit of operating segments	2,861	11,352
Other operating expenses of the Corporate and Other segment	(9,081)	(10,631)
Underwriting (loss) profit (1)	(6,220)	721
Losses and loss adjustment expenses - retroactive reinsurance	(14,189)	1,928
Net investment income	21,327	20,008
Net realized and unrealized losses on investments	(6,632)	(1,371)
Other income and expenses	759	355
Interest expense	(5,589)	(5,541)
Amortization of intangible assets	(91)	(91)
(Loss) income from continuing operations before income taxes	$(10,635)	$16,009
(1)Included in underwriting results for the three months ended March 31, 2026 and 2025 is gross fee income of $1.5 million and $4.3 million, respectively.

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
Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2026		2025
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income available to common shareholders	$(12,793)	$(10,892)	$12,626	$7,605
Loss from discontinued operations	189	149	1,414	1,414
Losses and loss adjustment expenses - retroactive reinsurance	14,189	11,209	(1,928)	(1,523)
Net realized and unrealized investment losses	6,632	5,239	1,371	1,083
Other expenses	128	101	563	523
Adjusted net operating income	$8,345	$5,806	$14,046	$9,102

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
The following table reconciles shareholders’ equity to tangible common equity as of March 31, 2026, December 31, 2025, and March 31, 2025:

	March 31, 2026	December 31, 2025	March 31, 2025
($ in thousands, except share amounts)
Shareholders’ equity	$518,416	$538,153	$484,480
Plus: Series A redeemable preferred shares	133,115	133,115	133,115
Plus: Deferred reinsurance gain	100,909	86,720	56,042
Less: Goodwill	181,831	181,831	181,831
Less: Intangible assets, net	31,996	32,087	32,359
Tangible equity	538,613	544,070	459,447
Less: Series A redeemable preferred shares	133,115	133,115	133,115
Tangible common equity	$405,498	$410,955	$326,332

Common shares outstanding	46,236,856	45,968,584	45,892,706
Common shares from assumed conversion of Series A Preferred Shares	13,521,634	13,521,634	13,521,634
Common shares outstanding after assumed conversion of Series A Preferred Shares	59,758,490	59,490,218	59,414,340

Equity per share:
Shareholders' equity	$11.21	$11.71	$10.56
Tangible equity	$9.01	$9.15	$7.73
Tangible common equity	$8.77	$8.94	$7.11

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of March 31, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:
We may be unable to obtain reinsurance coverage at reasonable prices or on terms that provide us adequate protection.
We purchase reinsurance in many of our lines of business to help manage our exposure to insurance risks that we underwrite and to reduce volatility in our results.
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. In addition, the ability to obtain reinsurance is critical to our fee-based fronting business. As a result, our ability to manage volatility, mitigate significant losses, expand into new markets, grow by offering insurance to new kinds of enterprises, or grow our fronting business may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues. Reinsurance capacity has become more restricted making reinsurance placements more challenging in recent years.

Many reinsurance companies exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, and more exclusions, limiting the protection provided under the reinsurance contract. For example, some of our reinsurance treaties are subject to loss ratio caps or aggregate limits. While ceded losses to our reinsurance treaties were within these loss ratio caps and aggregate limits, where applicable, as of March 31, 2026, less than $500,000 of limit remains available with respect to a reinsurer in one of our 2021 excess casualty reinsurance treaties. If ceded losses were to exceed the loss ratio cap or aggregate limit that applies to a reinsurer’s participation on a given reinsurance contract, the Company would not have reinsurance coverage from that reinsurer's share of losses in excess of such loss ratio cap or aggregate limit, which could have a material adverse effect on our business, liquidity and results of operations. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Item 1. Business — Purchase of Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.
In addition to the traditional prospective reinsurance described above, we have purchased retroactive reinsurance in the form of loss portfolio transfers and adverse development covers on certain books of our business. This retroactive reinsurance may prove to be inadequate to cover the adverse loss development on the subject business. In particular, the ES Top Up ADC purchased in 2024 has a $75.0 million limit, $7.5 million of which remains available as of March 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1*
First Amendment to the Employment Agreement, dated as of July 30, 2024, by and between Frank D’Orazio, James River Group Holdings, Inc. and James River Group, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Annual Report on Form 10-K filed on April 30, 2026; Commission File No. 001-36777)

10.2*
First Amendment to the Employment Agreement, dated as of December 4, 2023, by and between Jeanette Miller, James River Group Holdings, Inc. and James River Group, Inc. (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Annual Report on Form 10-K filed on April 30, 2026; Commission File No. 001-36777)

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

James River Group Holdings, Inc.

Date:	May 5, 2026	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 5, 2026	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)