Form 10-Q
period 2026-06-30
James River Group Holdings, Inc.
filed 2026-08-10
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes   ☐     No   ☒
Number of shares of the registrant's common stock outstanding at August 5, 2026: 46,239,030

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
•risks associated with strategic transactions and initiatives, including our ability to identify, negotiate, consummate and realize the anticipated benefits of acquisitions, dispositions, investments, joint ventures, reinsurance transactions, capital-raising transactions and other strategic alternatives;
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
•an impairment of our goodwill or other intangible assets affecting our results of operations and book value;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2026	December 31, 2025
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2026 – $1,496,081; 2025 – $1,448,750)	$1,439,293	$1,404,774
Equity securities, at fair value (cost: 2026 – $68,494; 2025 – $66,916)	73,639	73,092
Bank loan participations, at fair value	156,669	155,138
Short-term investments	4,037	—
Other invested assets	69,966	64,152
Total invested assets	1,743,604	1,697,156
Cash and cash equivalents	195,576	260,941
Restricted cash equivalents	8,633	8,481
Accrued investment income	14,380	12,744
Premiums receivable and agents’ balances, net	137,969	153,638
Reinsurance recoverable on unpaid losses, net	2,032,045	2,026,110
Reinsurance recoverable on paid losses	79,129	118,243
Prepaid reinsurance premiums	180,077	203,950
Deferred policy acquisition costs	31,366	31,286
Intangible assets, net	31,905	32,087
Goodwill	181,831	181,831
Other assets	136,563	133,463
Total assets	$4,773,078	$4,859,930

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2026	December 31, 2025
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,090,045	$3,099,418
Unearned premiums	417,643	447,644
Payables to reinsurers	47,567	68,459
Funds held	7,485	7,485
Deferred reinsurance gain	107,836	86,720
Senior debt	225,800	225,800
Junior subordinated debt	104,055	104,055
Accrued expenses	20,227	31,006
Other liabilities	96,704	118,075
Total liabilities	4,117,362	4,188,662
Commitments and contingent liabilities (Note 8)
Series A redeemable preferred shares – 2026 and 2025: 165,000 shares authorized; 112,500 shares issued and outstanding	133,115	133,115
Shareholders’ equity:
Common stock – 2026 and 2025: $0.0002 par value; 200,000,000 shares authorized; 46,239,030 and 45,968,584 shares issued and outstanding, respectively	9	9
Preferred stock – 2026 and 2025: $0.00125 par value; 19,835,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	939,611	937,611
Retained deficit	(372,156)	(364,726)
Accumulated other comprehensive loss	(44,863)	(34,741)
Total shareholders’ equity	522,601	538,153
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$4,773,078	$4,859,930

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share amounts)
Revenues
Gross written premiums	$268,899	$378,003	$505,272	$672,364
Ceded written premiums	(120,501)	(202,013)	(236,776)	(368,418)
Net written premiums	148,398	175,990	268,496	303,946
Change in net unearned premiums	(9,380)	(23,381)	6,234	565
Net earned premiums	139,018	152,609	274,730	304,511
Net investment income	20,277	20,516	41,604	40,524
Net realized and unrealized gains (losses) on investments	999	(352)	(5,633)	(1,723)
Other income	1,050	2,070	2,027	3,820
Total revenues	161,344	174,843	312,728	347,132
Expenses
Losses and loss adjustment expenses	99,105	113,141	207,265	212,666
Other operating expenses	47,201	47,471	95,252	98,031
Other expenses	873	1,008	1,001	1,571
Interest expense	5,613	5,805	11,202	11,346
Amortization of intangible assets	91	91	182	182
Total expenses	152,883	167,516	314,902	323,796
Income (loss) from continuing operations before income taxes	8,461	7,327	(2,174)	23,336
Income tax expense (benefit) on continuing operations	1,841	2,207	(20)	7,228
Net income (loss) from continuing operations	6,620	5,120	(2,154)	16,108
Discontinued operations (Note 2):
Loss on disposal of discontinued operations, net of tax	(221)	(361)	(370)	(1,775)
Total loss from discontinued operations	(221)	(361)	(370)	(1,775)
Net income (loss)	6,399	4,759	(2,524)	14,333
Dividends on Series A preferred shares	(1,969)	(1,969)	(3,938)	(3,938)
Net income (loss) available to common shareholders	$4,430	$2,790	$(6,462)	$10,395

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(257) and $(2,691) in 2026 and $1,310 and $5,117 in 2025	(968)	4,927	(10,122)	19,249
Total comprehensive income (loss)	$5,431	$9,686	$(12,646)	$33,582

Net income (loss) per common share:
Basic
Continuing operations	$0.10	$0.07	$(0.13)	$0.27
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.04)
	$0.10	$0.06	$(0.14)	$0.23
Diluted
Continuing operations	$0.10	$0.07	$(0.13)	$0.26
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.04)
	$0.10	$0.06	$(0.14)	$0.22
Dividend declared per common share	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding:
Basic	46,319,945	46,032,626	46,210,545	45,918,697
Diluted	46,962,276	46,726,255	46,210,545	46,432,481

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Stock (Par)	Preferred Stock (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at March 31, 2026	46,236,856	$9	$—	$938,404	$(376,102)	$(43,895)	$518,416
Net income	—	—	—	—	6,399	—	6,399
Other comprehensive loss	—	—	—	—	—	(968)	(968)
Vesting of RSUs	2,174	—	—	(6)	—	—	(6)
Compensation expense under share incentive plans	—	—	—	1,213	—	—	1,213
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common stock	—	—	—	—	(484)	—	(484)
Balances at June 30, 2026	46,239,030	$9	$—	$939,611	$(372,156)	$(44,863)	$522,601

Balances at December 31, 2025	45,968,584	$9	$—	$937,611	$(364,726)	$(34,741)	$538,153
Net loss	—	—	—	—	(2,524)	—	(2,524)
Other comprehensive loss	—	—	—	—	—	(10,122)	(10,122)
Vesting of RSUs	270,446	—	—	(677)	—	—	(677)
Compensation expense under share incentive plans	—	—	—	2,677	—	—	2,677
Dividends on Series A preferred shares	—	—	—	—	(3,938)	—	(3,938)
Dividends on common stock	—	—	—	—	(968)	—	(968)
Balances at June 30, 2026	46,239,030	$9	$—	$939,611	$(372,156)	$(44,863)	$522,601

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at March 31, 2025	45,892,706	$9	$—	$935,426	$(395,280)	$(55,675)	$484,480
Net income	—	—	—	—	4,759	—	4,759
Other comprehensive income	—	—	—	—	—	4,927	4,927
Vesting of RSUs	2,629	—	—	(5)	—	—	(5)
Compensation expense under share incentive plans	—	—	—	834	—	—	834
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common stock	—	—	—	—	(468)	—	(468)
Balances at June 30, 2025	45,895,335	$9	$—	$936,255	$(392,958)	$(50,748)	$492,558

Balances at December 31, 2024	45,644,318	$9	$—	$933,311	$(402,408)	$(69,997)	$460,915
Net income	—	—	—	—	14,333	—	14,333
Other comprehensive income	—	—	—	—	—	19,249	19,249
Vesting of RSUs	251,017	—	—	(550)	—	—	(550)
Compensation expense under share incentive plans	—	—	—	3,494	—	—	3,494
Dividends on Series A preferred shares	—	—	—	—	(3,938)	—	(3,938)
Dividends on common stock	—	—	—	—	(945)	—	(945)
Balances at June 30, 2025	45,895,335	$9	$—	$936,255	$(392,958)	$(50,748)	$492,558

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating activities
Net cash used in operating activities (a)	$(5,774)	$(26,310)
Investing activities
Fixed maturity securities, available-for-sale:
Purchases	(156,887)	(148,956)
Sales	17,219	7,616
Maturities and calls	92,674	55,891
Equity securities:
Purchases	(4,045)	(6,111)
Sales and redemptions	2,805	4,940
Bank loan participations:
Purchases	(67,758)	(79,526)
Sales	47,639	45,234
Maturities	14,205	16,121
Other invested assets:
Purchases	(6,397)	(21,718)
Return of capital	321	600
Proceeds from sales and principal repayments	1,034	322
Short-term investments, net	(4,037)	(14,142)
Securities receivable or payable, net	10,325	7,707
Purchases of property and equipment	(937)	(1,677)
Net cash used in investing activities	(53,839)	(133,699)
Financing activities
Senior debt issuances	—	25,000
Payroll taxes withheld and remitted on net settlement of RSUs	(677)	(550)
Dividends on Series A preferred shares	(3,938)	(3,938)
Dividends on common stock	(985)	(1,061)
Payment of debt issuance costs	—	(1,130)
Net cash (used in) provided by financing activities	(5,600)	18,321
Change in cash, cash equivalents, and restricted cash equivalents	(65,213)	(141,688)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	269,422	391,050
Cash, cash equivalents, and restricted cash equivalents at end of period	$204,209	$249,362
Supplemental information
Interest paid	$12,214	$11,694

Restricted cash equivalents at beginning of period	$8,481	$28,705
Restricted cash equivalents at end of period	$8,633	$29,321
Change in restricted cash equivalents	$152	$616

(a) Cash used in operating activities for the six months ended June 30, 2026 and 2025 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash used in operating activities was $5.9 million and $26.9 million for the six months ended June 30, 2026 and 2025, respectively.
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
The Company owns five insurance companies based in the United States (“U.S.”) focused on specialty insurance niches as described below:
•James River Group, Inc. (“James River Group”) is a Delaware domiciled insurance holding company formed in 2002, which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations.
•James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state and the District of Columbia.
•Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National and its subsidiaries primarily write specialty admitted and nonadmitted fronting and program business.
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
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. The Company determined that the sale of JRG Re, which closed on April 16, 2024, represented a strategic shift that had a major effect on the Company's operations. Accordingly, expenses incurred related to the sale of JRG Re have been presented as losses on disposal within discontinued operations for all periods presented in this interim report on Form 10-Q. See Note 2 for additional disclosure.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.2 million at June 30, 2026 and $7.3 million at December 31, 2025, representing the Company’s maximum exposure to loss.
Income Tax Expense
The Company’s U.S. federal income tax expense differs from the amount computed by applying the federal statutory income tax rate of 21% to income before taxes primarily due to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation. Prior to the Company's domestication from Bermuda to the U.S. on November 7, 2025, the Company's effective tax rate was impacted by the relative mix of income from continuing operations reported by country and the statutory tax rates of 0% and 21% imposed by Bermuda and the U.S., respectively. The Company did not receive a U.S. tax deduction for losses in Bermuda in the prior year periods resulting from Bermuda holding company expenses and interest expense. For the three and six months ended June 30, 2026, our effective tax rate on income (loss) from continuing operations was 21.8% and 0.9%, respectively (30.1% and 31.0% in the respective prior year periods). The effective tax rate of 0.9% for the six months ended June 30, 2026 was below the federal statutory income tax rate of 21% primarily because of excess tax expenses on share based compensation of $356,000 during the period.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company determined that the sale of JRG Re represented a strategic shift that had a major effect on its operations. Accordingly, expenses incurred related to the sale of JRG Re have been presented as losses on disposal within discontinued operations for all periods presented in this interim report on Form 10-Q.
For the three and six months ended June 30, 2026, the loss on disposal of $221,000 and $370,000, respectively, reflects litigation and other costs related to the sale of JRG Re net of a tax benefit. For the three months ended June 30, 2025, the loss on disposal of $361,000 reflects litigation and other costs related to the sale of JRG Re. For the six months ended June 30, 2025, the loss on disposal of $1.8 million included a final downward adjustment to the closing date purchase price plus interest of $523,000 and litigation and other costs related to the sale of JRG Re of $1.3 million.
3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2026
Fixed maturity securities:
State and municipal	$238,029	$1,151	$(19,746)	$219,434
Residential mortgage-backed	478,058	1,339	(16,669)	462,728
Corporate	650,470	2,171	(20,648)	631,993
Commercial mortgage and asset-backed	115,878	87	(4,337)	111,628
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,646	1	(137)	13,510
Total fixed maturity securities, available-for-sale	$1,496,081	$4,749	$(61,537)	$1,439,293
December 31, 2025
Fixed maturity securities:
State and municipal	$237,366	$1,164	$(19,053)	$219,477
Residential mortgage-backed	483,074	3,239	(13,595)	472,718
Corporate	589,477	5,461	(17,184)	577,754
Commercial mortgage and asset-backed	124,507	187	(4,159)	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,326	28	(64)	14,290
Total fixed maturity securities, available-for-sale	$1,448,750	$10,079	$(54,055)	$1,404,774
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2026 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$61,786	$61,257
After one year through five years	454,752	443,511
After five years through ten years	237,274	227,722
After ten years	148,333	132,447
Residential mortgage-backed	478,058	462,728
Commercial mortgage and asset-backed	115,878	111,628
Total	$1,496,081	$1,439,293

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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2026
Fixed maturity securities:
State and municipal	$28,467	$(497)	$140,874	$(19,249)	$169,341	$(19,746)
Residential mortgage-backed	220,696	(2,622)	117,064	(14,047)	337,760	(16,669)
Corporate	231,849	(2,835)	193,995	(17,813)	425,844	(20,648)
Commercial mortgage and asset-backed	17,071	(64)	66,064	(4,273)	83,135	(4,337)
U.S. Treasury securities and obligations guaranteed by the U.S. government	8,939	(96)	3,885	(41)	12,824	(137)
Total fixed maturity securities, available-for-sale	$507,022	$(6,114)	$521,882	$(55,423)	$1,028,904	$(61,537)
December 31, 2025
Fixed maturity securities:
State and municipal	$26,425	$(369)	$152,646	$(18,684)	$179,071	$(19,053)
Residential mortgage-backed	63,405	(193)	171,993	(13,402)	235,398	(13,595)
Corporate	61,910	(243)	214,235	(16,941)	276,145	(17,184)
Commercial mortgage and asset-backed	7,662	(19)	78,130	(4,140)	85,792	(4,159)
U.S. Treasury securities and obligations guaranteed by the U.S. government	241	(2)	4,810	(62)	5,051	(64)
Total fixed maturity securities, available-for-sale	$159,643	$(826)	$621,814	$(53,229)	$781,457	$(54,055)

At June 30, 2026, the Company held fixed maturity securities of 461 issuers that were in an unrealized loss position with a total fair value of $1,028.9 million and gross unrealized losses of $61.5 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At June 30, 2026, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2026, December 31, 2025, or June 30, 2025. For securities in an unrealized loss position at June 30, 2026, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
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
At June 30, 2026, the Company's bank loan portfolio had an aggregate fair value of $156.7 million and unpaid principal of $165.4 million. Investment income on bank loan participations included in net investment income was $3.0 million and $6.0 million for the three and six months ended June 30, 2026, respectively ($3.1 million and $6.3 million for the respective prior year periods). Net realized and unrealized gains (losses) on bank loan participations were $262,000 and $(4.6) million for the three and six months ended June 30, 2026, respectively (net realized and unrealized gains (losses) of $253,000 and $(2.1) million for the respective prior year periods). Management concluded that none of the net realized and unrealized losses for the three months ended June 30, 2026 were due to credit-related impairments. For the six months ended June 30, 2026, management concluded that $240,000 of the net realized and unrealized losses were due to credit-related impairments. For the three and six months ended June 30, 2025, management concluded that none of the net realized and unrealized losses of bank loan participations were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2026 or December 31, 2025.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Fixed maturity securities:
Gross realized gains	$12	$13	$80	$45
Gross realized losses	(222)	(13)	(255)	(20)
	(210)	—	(175)	25
Bank loan participations:
Gross realized gains	99	137	170	229
Gross realized losses	(884)	(1,291)	(2,288)	(3,057)
Changes in fair values of bank loan participations	1,047	1,407	(2,517)	767
	262	253	(4,635)	(2,061)
Equity securities:
Gross realized gains	209	42	209	252
Gross realized losses	—	(7)	—	(7)
Changes in fair values of equity securities	738	(640)	(1,032)	68
	947	(605)	(823)	313
Short-term investments and other:
Gross realized gains	—	—	—	1
Gross realized losses	—	—	—	(1)
	—	—	—	—
Total	$999	$(352)	$(5,633)	$(1,723)

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

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
	(in thousands)
Renewable energy LLCs (a)
Excess & Surplus Lines	$7,189	$7,274	$(4)	$(320)	$(34)	$(320)
Corporate & Other	—	—	—	—	—	—
	7,189	7,274	(4)	(320)	(34)	(320)
Limited partnerships (b)
Excess & Surplus Lines	14,552	13,108	(368)	851	806	860
Corporate & Other	369	369	—	—	—	—
	14,921	13,477	(368)	851	806	860
Private Debt (c)
Excess & Surplus Lines	47,856	43,401	706	455	1,377	646
Corporate & Other	—	—	—	—	—	—
	47,856	43,401	706	455	1,377	646
Total other invested assets
Excess & Surplus Lines	69,597	63,783	334	986	2,149	1,186
Corporate & Other	369	369	—	—	—	—
	$69,966	$64,152	$334	$986	$2,149	$1,186

(a)The Company's Excess & Surplus Lines segment owns equity interests ranging from 3.6% to 5.1% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $50,000 and $48,000 in the six months ended June 30, 2026 and 2025, respectively.
(b)    The Company has invested in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. As of June 30, 2026, the Company’s Excess & Surplus Lines segment has outstanding commitments to invest another $10.8 million in the limited partnerships.
(c)    The Company's Excess & Surplus Lines segment has invested in ten notes receivable for structured private credit. Interest on two notes maturing in 2031 is fixed at 4.25% and 5.25%. Interest on two notes maturing in 2035 is fixed at 6.50% and 8.00%. Interest on three notes maturing in 2035 is fixed at 6.00%, 7.00%, and 8.00%. Interest on three notes maturing in 2064 is fixed at 6.79%, 8.04%, and 9.04%. As of June 30, 2026, the Company’s Excess & Surplus Lines segment has outstanding commitments to invest another $75.3 million in these notes.
On April 10, 2025, the Company entered into an investment agreement with Sixth Street, the parent of Enstar Group Limited (“Enstar”). Pursuant to the agreement, the Company's Excess & Surplus Lines segment has invested $902,000 and $12.9 million within limited partnerships and collateralized notes receivable for structured private credit, respectively, as of June 30, 2026. For the three and six months ended June 30, 2026, the Company earned investment income of $120,000 and $324,000 from the investment, respectively. The Company recognized an investment loss of $80,000 for both the three and six months ended June 30, 2025. As of June 30, 2026, the Company’s Excess & Surplus Lines segment has outstanding commitments to invest another $60.9 million in the limited partnerships and collateralized notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2026 and December 31, 2025.
Goodwill is tested annually for impairment in the fourth quarter of each calendar year or more frequently if events and circumstances indicate that the carrying amount of the reporting unit including goodwill, may exceed their fair values. During the second quarter of 2026, the Company performed a quantitative goodwill impairment assessment on the James River Excess & Surplus Lines reporting unit due to the substantial and sustained decline in the Company’s stock price and overall market capitalization from May 4, 2026 to June 30, 2026 and due to market conditions for excess and surplus lines impacting the reporting unit’s actual and projected results. These market conditions also decreased the valuations of some of the Company’s peer companies, resulting in lower forward valuation multiples for the peer group used in our analysis. As in prior periods, the Company used a combination of a market approach and an income approach in performing the quantitative analysis. The Company also considered the observed multiples on a sale transaction of a peer company that was completed in the second quarter of 2026. As a result of this assessment, no goodwill impairment was recorded in the second quarter of 2026.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2026		December 31, 2025
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	8,370	11,611	8,188
Identifiable intangible assets subject to amortization		11,611	8,370	11,611	8,188
		$40,275	$8,370	$40,275	$8,188

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Net income (loss) from continuing operations	$6,620	$5,120	$(2,154)	$16,108
Less: Dividends on Series A preferred shares	(1,969)	(1,969)	(3,938)	(3,938)
Income (loss) from continuing operations available to common shareholders	$4,651	$3,151	$(6,092)	$12,170
Loss from discontinued operations	(221)	(361)	(370)	(1,775)
Net income (loss) available to common shareholders	$4,430	$2,790	$(6,462)	$10,395

Weighted average common shares outstanding:
Basic	46,319,945	46,032,626	46,210,545	45,918,697
Dilutive potential common shares	642,331	693,629	—	513,784
Diluted	46,962,276	46,726,255	46,210,545	46,432,481

Net income (loss) per common share:
Basic
Continuing operations	$0.10	$0.07	$(0.13)	$0.27
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.04)
	$0.10	$0.06	$(0.14)	$0.23
Diluted
Continuing operations	$0.10	$0.07	$(0.13)	$0.26
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.04)
	$0.10	$0.06	$(0.14)	$0.22
For the six months ended June 30, 2026, potential common shares of 757,102 related to unvested RSUs were anti-dilutive and excluded from the calculation of diluted earnings per share. In addition, for all periods presented above, potential common shares of 13,521,634 related to outstanding Series A Preferred Shares were anti-dilutive and excluded from the calculation of diluted earnings per common share. The Company applies the if-converted method for the outstanding Series A Preferred Shares in the calculation of diluted earnings per share from continuing operations. If the Series A Preferred Shares are dilutive, the dividends on the Series A Preferred Shares are added back to income from continuing operations available to common shareholders in the numerator of the calculation and the additional common shares from an assumed conversion of the Series A Preferred Shares are added in the denominator of the calculation.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $1.7 million at June 30, 2026 and March 31, 2026, $1.6 million at December 31, 2025, $1.5 million at June 30, 2025 and March 31, 2025, and $1.2 million at December 31, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,071,619	$1,095,761	$1,071,699	$1,086,278
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	91,609	100,875	185,745	202,459
Prior years - retroactive reinsurance impact	6,927	9,239	21,116	7,311
Prior years - excluding retroactive reinsurance	569	3,027	404	2,896
Total incurred losses and loss adjustment expenses	99,105	113,141	207,265	212,666
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	2,438	4,005	3,338	5,736
Prior years	105,063	106,477	198,214	196,716
Total loss and loss adjustment expense payments	107,501	110,482	201,552	202,452
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	6,927	9,239	21,116	7,311
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,056,296	1,089,181	1,056,296	1,089,181
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	2,033,749	1,987,317	2,033,749	1,987,317
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$3,090,045	$3,076,498	$3,090,045	$3,076,498

The Company experienced $569,000 of net adverse reserve development in the three months ended June 30, 2026 on the reserve for losses and loss adjustment expenses held at December 31, 2025 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $275,000 of net adverse development in the Excess & Surplus Lines segment and $294,000 of net adverse development in the Specialty Admitted Insurance segment.
The Company experienced $3.0 million of net adverse reserve development in the three months ended June 30, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $2.3 million of net adverse development in the Excess & Surplus Lines segment and $700,000 of net adverse development in the Specialty Admitted Insurance segment.
The Company experienced $404,000 of net adverse reserve development in the six months ended June 30, 2026 on the reserve for losses and loss adjustment expenses held at December 31, 2025 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $175,000 of net adverse development in the Excess & Surplus Lines segment and $229,000 of net adverse development in the Specialty Admitted Insurance segment.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

This reserve development included $2.3 million of net adverse development in the Excess & Surplus Lines segment and $579,000 of net adverse development in the Specialty Admitted Insurance segment.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess & Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer was $451.4 million as of both June 30, 2026 and December 31, 2025.
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
Adverse Development Cover
On November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025. In the six months ended June 30, 2026, an additional $23.6 million of adverse development was ceded to the E&S Top Up ADC, exhausting the remaining limit of the E&S Top Up ADC. Of the $23.6 million, $22.2 million was subject to deferral under retroactive reinsurance accounting.
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
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$2,336	$7,294	$2,927	$9,222
Adverse prior year development ceded on subject business	(40)	(1,414)	(40)	(1,270)
Retroactive reinsurance benefits under the recovery method	(488)	71	(1,079)	(2,001)
Deferred retroactive reinsurance gain at end of period	$1,808	$5,951	$1,808	$5,951

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$83,793	$48,748	$83,793	$48,748
Adverse prior year development ceded on subject business	—	10,582	—	10,582
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$59,330	$83,793	$59,330

E&S Top Up ADC
Deferred retroactive reinsurance gain at beginning of period	$14,780	$—	$—	$—
Adverse prior year development ceded on subject business	7,455	—	22,235	—
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$22,235	$—	$22,235	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$100,909	$56,042	$86,720	$57,970
Adverse prior year development ceded on subject business	7,415	9,168	22,195	9,312
Retroactive reinsurance benefits under the recovery method	(488)	71	(1,079)	(2,001)
Deferred retroactive reinsurance gain at end of period	$107,836	$65,281	$107,836	$65,281

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

7.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(1,470)	$6,237	$(13,023)	$24,391
U.S. income taxes	309	(1,310)	2,735	(5,122)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(1,161)	4,927	(10,288)	19,269
Less reclassification adjustment:
Net realized investment (losses) gains	(245)	—	(210)	25
U.S. income taxes	52	—	44	(5)
Reclassification adjustment for investment (losses) gains realized in net income	(193)	—	(166)	20
Other comprehensive (loss) income	$(968)	$4,927	$(10,122)	$19,249
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
On March 11, 2024, the Company filed a complaint in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming relating to the Stock Purchase Agreement dated November 8, 2023 between the Company and Fleming (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleged that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and sought specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction. On April 6, 2024, the Court granted the Company’s motion, pursuant to which the Transaction closed on April 16, 2024. On May 9, 2024, the Company filed an amended complaint (the “Amended Complaint”) seeking, among other things, specific performance and damages suffered as a result of Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the Amended Complaint, which the court granted in part and denied in part on June 13, 2026. The court granted Fleming’s motion to dismiss the Company’s claim for specific performance and claims for consequential damages, but permitted the Company’s claims for direct damages for breach of contract to proceed. Fleming’s deadline to answer the Amended Complaint is September 8, 2026.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against JRG Holdings and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024, the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed a second amended complaint. On November 15, 2024, the Company filed a motion to dismiss the second amended complaint, which the court granted on July 17, 2025. On August 14, 2025, Fleming filed a motion for reconsideration, which the court denied on December 2, 2025. On December 22, 2025 Fleming filed a notice of

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

appeal to the United States Court of Appeals for the Second Circuit. Fleming filed its opening appellate brief on March 13, 2026, the Company filed its response brief on June 12, 2026, and Fleming filed its reply brief on July 6, 2026. The Company believes that it has substantial defenses and intends to vigorously defend this lawsuit.
Amounts Recoverable from Reinsurers
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. The Company establishes an allowance for credit losses for its current estimate of uncollectible reinsurance recoverables. At June 30, 2026, the allowance for credit losses on reinsurance recoverables was $1.7 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, the Company is subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. The Company requires collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom it is fronting.
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
Each of Rasier and Aleka is required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At June 30, 2026, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $19.5 million and Aleka's obligations under the Commercial Auto LPT were $8.2 million. At June 30, 2026, the total reinsurance recoverables under the Commercial Auto LPT was $7.7 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the trust account collateralizing the Indemnity Agreements (the “Indemnity Trust”), funds withdrawn from the trust account collateralizing Commercial Auto LPT (the “LPT Trust”), and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At June 30, 2026, the balance in the Loss Fund Trust was $8.6 million, including $5.3 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $2.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

9.    Segment Information
The Company’s continuing operations are comprised of three reportable segments, two of which are separately managed business units and the third (“Corporate and Other”) includes the Company’s remaining operations. The Excess & Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers specialty admitted and nonadmitted fronting and program business and, prior to the sale of the Company's renewal rights in 2023, workers’ compensation insurance coverage. The Corporate and Other segment consists of certain management and treasury activities of James River Group and JRG Holdings including public company expenses, expenses for our Board of Directors, long-term incentive compensation for the full Company, interest expense associated with senior debt and Junior Subordinated Debt, and investment income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Prior to entering into a definitive agreement to sell JRG Re on November 8, 2023, JRG Re was considered a reportable segment (the “Casualty Reinsurance” segment). After entering into the agreement to sell JRG Re, the Company no longer considers Casualty Reinsurance to be a reportable segment, but instead it is reported as discontinued operations. The segment information below excludes discontinued operations for all periods presented.
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
The following table summarizes the Company’s segment results:

	Excess & Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Three Months Ended June 30, 2026
Gross written premiums	$250,170	$18,729	$—	$268,899
Net earned premiums	137,306	1,712	—	139,018
Fee income	—	34	—	34
Losses and loss adjustment expenses	96,687	2,418	—	99,105
Less: losses and loss adjustment expense - retroactive reinsurance	6,927	—	—	6,927
Losses and loss adjustment expenses excluding retroactive reinsurance	89,760	2,418	—	92,178

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess & Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
Other operating expenses:
Net commissions	16,289	(1,466)	—	14,823
Employee compensation	14,485	1,725	4,629	20,839
All other operating expenses	6,843	1,876	2,820	11,539
	37,617	2,135	7,449	47,201
Underwriting profit (loss)	9,929	(2,807)	(7,449)	(327)
Segment revenues	155,337	5,902	105	161,344
Net investment income	16,179	4,065	33	20,277
Interest expense	—	—	5,613	5,613
Segment goodwill	181,831	—	—	181,831
Segment assets	3,711,484	1,013,718	47,876	4,773,078

As of and for the Three Months Ended June 30, 2025
Gross written premiums	$300,444	$77,559	$—	$378,003
Net earned premiums	141,370	11,239	—	152,609
Fee income	—	828	—	828
Losses and loss adjustment expenses	103,099	10,042	—	113,141
Less: losses and loss adjustment expense - retroactive reinsurance	9,239	—	—	9,239
Losses and loss adjustment expenses excluding retroactive reinsurance	93,860	10,042	—	103,902
Other operating expenses:
Net commissions	14,975	(2,412)	—	12,563
Employee compensation	15,497	2,612	5,313	23,422
All other operating expenses	5,331	3,246	2,909	11,486
	35,803	3,446	8,222	47,471
Underwriting profit (loss)	11,707	(1,421)	(8,222)	2,064
Segment revenues	158,320	16,166	357	174,843
Net investment income	15,941	4,224	351	20,516
Interest expense	—	—	5,805	5,805
Segment goodwill	181,831	—	—	181,831
Segment assets	3,639,964	1,351,271	27,087	5,018,322

As of and for the Six Months Ended June 30, 2026
Gross written premiums	$462,455	$42,817	$—	$505,272
Net earned premiums	269,132	5,598	—	274,730
Fee income	—	124	—	124
Losses and loss adjustment expenses	200,461	6,804	—	207,265
Less: losses and loss adjustment expense - retroactive reinsurance	21,116	—	—	21,116
Losses and loss adjustment expenses excluding retroactive reinsurance	179,345	6,804	—	186,149
Other operating expenses:

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess & Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
Net commissions	31,926	(3,445)	—	28,481
Employee compensation	30,470	3,492	11,360	45,322
All other operating expenses	12,806	3,473	5,170	21,449
	75,202	3,520	16,530	95,252
Underwriting profit (loss)	14,585	(4,602)	(16,530)	(6,547)
Segment revenues	298,768	13,780	180	312,728
Net investment income	33,453	8,115	36	41,604
Interest expense	—	—	11,202	11,202
Segment goodwill	181,831	—	—	181,831
Segment assets	3,711,484	1,013,718	47,876	4,773,078

As of and for the Six Months Ended June 30, 2025
Gross written premiums	$513,687	$158,677	$—	$672,364
Net earned premiums	278,398	26,113	—	304,511
Fee income	—	1,660	—	1,660
Losses and loss adjustment expenses	189,975	22,691	—	212,666
Less: losses and loss adjustment expense - retroactive reinsurance	7,311	—	—	7,311
Losses and loss adjustment expenses excluding retroactive reinsurance	182,664	22,691	—	205,355
Other operating expenses:
Net commissions	29,976	(5,264)	—	24,712
Employee compensation	31,897	5,423	13,763	51,083
All other operating expenses	10,496	6,650	5,090	22,236
	72,369	6,809	18,853	98,031
Underwriting profit (loss)	23,365	(1,727)	(18,853)	2,785
Segment revenues	309,856	36,263	1,013	347,132
Net investment income	31,159	8,541	824	40,524
Interest expense	—	—	11,346	11,346
Segment goodwill	181,831	—	—	181,831
Segment assets	3,639,964	1,351,271	27,087	5,018,322

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess & Surplus Lines	$9,929	$11,707	$14,585	$23,365
Specialty Admitted Insurance	(2,807)	(1,421)	(4,602)	(1,727)
Total underwriting profit of operating segments	7,122	10,286	9,983	21,638
Other operating expenses of the Corporate and Other segment	(7,449)	(8,222)	(16,530)	(18,853)
Underwriting (loss) profit	(327)	2,064	(6,547)	2,785
Losses and loss adjustment expenses – retroactive reinsurance	(6,927)	(9,239)	(21,116)	(7,311)
Net investment income	20,277	20,516	41,604	40,524
Net realized and unrealized losses on investments	999	(352)	(5,633)	(1,723)
Other income and expenses	143	234	902	589
Interest expense	(5,613)	(5,805)	(11,202)	(11,346)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Income (loss) from continuing operations before income taxes	$8,461	$7,327	$(2,174)	$23,336
10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Amortization of policy acquisition costs	$18,028	$17,396	$35,787	$34,936
Other underwriting expenses of the operating segments	21,724	21,853	42,935	44,242
Other operating expenses of the Corporate and Other segment	7,449	8,222	16,530	18,853
Total	$47,201	$47,471	$95,252	$98,031
Other expenses of $873,000 and $1.0 million for the three and six months ended June 30, 2026, respectively ($1.0 million and $1.6 million in the respective prior year periods), primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
11.    Senior Debt
On June 12, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement dated July 7, 2023 (the “Previous Credit Agreement”), which provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer had a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on the Secured Overnight Financing Rate (“SOFR”) plus a specified margin (2.75% at June 30, 2026) based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, the Company will pay an unused facility fee on each lender’s commitment (0.3% at June 30, 2026).

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At June 30, 2026, the Company had a drawn balance of $210.8 million outstanding under the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at June 30, 2026.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of June 30, 2026 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$219,434	$—	$219,434
Residential mortgage-backed	—	462,728	—	462,728
Corporate	—	631,993	—	631,993
Commercial mortgage and asset-backed	—	111,628	—	111,628
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,510	—	—	13,510
Total fixed maturity securities, available-for-sale	$13,510	$1,425,783	$—	$1,439,293
Equity securities:
Preferred stock	—	71,139	—	71,139
Common stock	—	2,495	5	2,500
Total equity securities	$—	$73,634	$5	$73,639
Bank loan participations	$—	$156,669	$—	$156,669
Short-term investments	$—	$4,037	$—	$4,037

Assets measured at fair value on a recurring basis as of December 31, 2025 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$219,477	$—	$219,477
Residential mortgage-backed	—	472,718	—	472,718
Corporate	—	577,754	—	577,754
Commercial mortgage and asset-backed	—	120,535	—	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,290	—	—	14,290
Total fixed maturity securities, available-for-sale	$14,290	$1,390,484	$—	$1,404,774
Equity securities:
Preferred stock	—	70,601	—	70,601
Common stock	—	2,487	4	2,491
Total equity securities	$—	$73,088	$4	$73,092
Bank loan participations	$—	$155,138	$—	$155,138
Short-term investments	$—	$—	$—	$—

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$9	$2	$4	$5
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	—	—	—
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(4)	(1)	1	(4)
Included in other comprehensive income	—	—	—	—
Ending balance	$5	$1	$5	$1

The Company held one equity security at June 30, 2026, December 31, 2025, June 30, 2025, and December 31, 2024 for which the fair value was determined using significant unobservable inputs (Level 3). The fair values for the equity security (disclosed above) were obtained from our asset manager, who used an internal model to value the security.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2026 or 2025. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2026 and December 31, 2025, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,439,293	$1,439,293	$1,404,774	$1,404,774
Equity securities	73,639	73,639	73,092	73,092
Bank loan participations	156,669	156,669	155,138	155,138
Cash and cash equivalents	195,576	195,576	260,941	260,941
Restricted cash equivalents	8,633	8,633	8,481	8,481
Short-term investments	4,037	4,037	—	—
Other invested assets – notes receivable	47,856	48,446	43,401	44,639
Liabilities
Senior debt	225,800	229,469	225,800	230,007
Junior subordinated debt	104,055	115,777	104,055	116,093

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2026 and December 31, 2025 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2026 and December 31, 2025, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at June 30, 2026 and December 31, 2025.
The fair values of senior debt, junior subordinated debt, and invested assets-notes receivable, classified in other invested assets, at June 30, 2026 and December 31, 2025 were determined using inputs to the valuation methodology that are unobservable (Level 3).
13.    Series A Preferred Shares
The Company has 112,500 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) outstanding as of June 30, 2026 and December 31, 2025. The Series A Preferred Shares were issued on March 1, 2022 and are held by GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at the Company’s election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, subject to a cap of 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $2.0 million and $3.9 million were declared on the Series A Preferred Shares in each of the three and six-month periods ended June 30, 2026 and 2025, respectively.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per share of common stock per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per share of common stock per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common stock to the Company's shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares. None of the triggers that would result in adjustments to the conversion price have been met at June 30, 2026.
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
14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 45,968,584 at December 31, 2025 to 46,239,030 at June 30, 2026, reflecting 270,446 common shares issued in the six months ended June 30, 2026 related to vesting of RSUs.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Dividends
The Company declared the following dividends on common shares during the first six months of 2026 and 2025:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2026
February 20, 2026	$0.01	March 13, 2026	March 31, 2026	$484,837
April 23, 2026	$0.01	June 8, 2026	June 30, 2026	484,504
	$0.02			$969,341

2025
February 20, 2025	$0.01	March 10, 2025	March 31, 2025	$477,412
April 24, 2025	$0.01	June 9, 2025	June 30, 2025	$476,186
	$0.02			$953,598
Included in the total dividends for the six months ended June 30, 2026 and 2025 are $45,000 and $36,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $111,000 at June 30, 2026 and $127,000 at December 31, 2025.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The 2014 LTIP was amended on October 23, 2025, increasing the number of shares available for issuance under the 2014 LTIP by 1,650,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 LTIP is 7,157,650, and at June 30, 2026, 1,360,333 shares are available for grant.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The 2014 Director Plan was amended on October 23, 2025, increasing the number of shares available for issuance under the 2014 Director Plan by 225,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 Director Plan is 475,000, and at June 30, 2026, 190,682 shares are available for grant.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2026		2025
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	1,299,644	$6.61	885,173	$15.30
Granted	1,316,294	$6.94	1,321,733	$3.68
Vested	(370,567)	$10.46	(362,216)	$18.00
Forfeited	(47,235)	$7.18	(121,369)	$6.50
PRSU performance adjustment	(1,101)	$24.83	—	$—
Unvested, end of period	2,197,035	$6.13	1,723,321	$6.44
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
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Share based compensation expense	$1,213	$834	$2,677	$3,494
U.S. tax benefit on share based compensation expense	255	134	562	651
At June 30, 2026, the Company had $9.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years.
15.    Subsequent Events
On August 10, 2026, the Board of Directors declared a cash dividend of $0.01 per share of common stock. The dividend is payable on September 30, 2026 to shareholders of record on September 15, 2026.
On August 10, 2026, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of up to $2.0 million will be payable in cash on September 30, 2026 to shareholders of record on September 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Underwriting profit is a non-GAAP measure commonly used in the property and casualty insurance industry to evaluate underwriting performance. We believe that the disclosure of underwriting profit by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on the potential for underwriting profit. We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business from continuing operations excluding the impact of retroactive reinsurance accounting and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of underwriting profit to income from continuing operations before taxes and for additional information.
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
Unless specified otherwise, all references to our defined metrics above in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are for our business from continuing operations excluding the impact of retroactive reinsurance accounting. Management believes that the lack of economic impact of retroactive reinsurance accounting makes the presentation of our key metrics on business excluding the impact of retroactive reinsurance accounting helpful to the users of our financial information. See “Underwriting Performance Ratios” and “Reconciliation of Non-GAAP Measures.”
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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
				($ in thousands)
Gross written premiums	$268,899	$378,003	(28.9)%	$505,272	$672,364	(24.9)%
Net retention	55.2%	46.6%		53.1%	45.2%
Net written premiums	$148,398	$175,990	(15.7)%	$268,496	$303,946	(11.7)%
Net earned premiums	$139,018	$152,609	(8.9)%	$274,730	$304,511	(9.8)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(92,178)	(103,902)	(11.3)%	(186,149)	(205,355)	(9.4)%
Other operating expenses	(47,167)	(46,643)	1.1%	(95,128)	(96,371)	(1.3)%
Underwriting (loss) profit (1), (2)	(327)	2,064	—	(6,547)	2,785	—
Losses and loss adjustment expenses - retroactive reinsurance	(6,927)	(9,239)	(25.0)%	(21,116)	(7,311)	188.8%
Net investment income	20,277	20,516	(1.2)%	41,604	40,524	2.7%
Net realized and unrealized gains (losses) on investments	999	(352)	—	(5,633)	(1,723)	226.9%
Other income and expense	143	234	(38.9)%	902	589	53.1%
Interest expense	(5,613)	(5,805)	(3.3)%	(11,202)	(11,346)	(1.3)%
Amortization of intangible assets	(91)	(91)	—	(182)	(182)	—
Income (loss) from continuing operations before taxes	8,461	7,327	15.5%	(2,174)	23,336	—
Income tax expense (benefit) on continuing operations	1,841	2,207	(16.6)%	(20)	7,228	—
Net income (loss) from continuing operations	6,620	5,120	29.3%	(2,154)	16,108	—
Net loss from discontinued operations, net of tax	(221)	(361)	(38.8)%	(370)	(1,775)	(79.2)%
Net income (loss)	6,399	4,759	34.5%	(2,524)	14,333	—
Dividends on Series A Preferred Shares	(1,969)	(1,969)	—	(3,938)	(3,938)	—
Net income (loss) available to common shareholders	$4,430	$2,790	58.8%	$(6,462)	$10,395	—
Adjusted net operating income (1)	$10,024	$11,693	(14.3)%	$15,830	$20,795	(23.9)%
Ratios:
Loss ratio	66.3%	68.1%		67.8%	67.4%
Expense ratio	33.9%	30.5%		34.6%	31.7%
Combined ratio	100.2%	98.6%		102.4%	99.1%
Accident year loss ratio	65.6%	64.9%		65.9%	65.2%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and six months ended June 30, 2026 is gross fee income of $977,000 and $2.5 million, respectively ($3.9 million and $8.3 million in the respective prior year periods).
Three Months Ended June 30, 2026 and 2025
The Company produced net income from continuing operations of $6.6 million for the three months ended June 30, 2026 compared to $5.1 million for the three months ended June 30, 2025. Adjusted net operating income was $10.0 million and $11.7 million in the respective periods.
Underwriting results were a loss of $327,000 (combined ratio of 100.2%) for the three months ended June 30, 2026 compared to an underwriting profit of $2.1 million (combined ratio of 98.6%) for the three months ended June 30, 2025.

Underwriting results for the respective periods include $552,000 and $2.7 million of premium adjustments associated with prior years including reinstatement premiums in the Excess & Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 0.4 and 1.7 percentage point increase in our combined ratios in the respective periods.
The loss ratio for the three months ended June 30, 2026 was 1.8 percentage points lower than the prior year period primarily due to net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion below) that was $569,000 or 0.4 percentage points adverse in the three months ended June 30, 2026 compared to $3.0 million or 2.0 percentage points adverse in the three months ended June 30, 2025. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective loss ratios by 0.3 and 1.2 percentage points.
Our expense ratio increased from 30.5% in the prior year period to 33.9% in the current year period due to the 8.9% decline in net earned premiums, largely driven by the non-renewal of several programs in the Specialty Admitted segment, and lower ceding commissions in the Excess & Surplus Lines segment as we are retaining a greater percentage of the business we are writing in the segment. General and administrative expenses for the total Company were down $2.5 million compared to the prior year period including a $2.3 million decline in the Specialty Admitted Insurance segment where we are closely managing expenses.
Investment income for the three months ended June 30, 2026 was $239,000 or 1.2% below the prior year period driven by lower income from our private investments. Net realized and unrealized gains on investments of $999,000 for the three months ended June 30, 2026 included $947,000 of net realized and unrealized gains on equity securities (majority preferred stock). This compares to net realized and unrealized losses of $352,000 for the three months ended June 30, 2025 which included $253,000 of net realized and unrealized gains on bank loan participations offset by $605,000 of net realized and unrealized losses on equity securities (see Investing Results below).
The net loss from discontinued operations of $221,000 and $361,000 for the three months ended June 30, 2026 and 2025, respectively, reflects litigation and other costs related to the sale of JRG Re.
Adjusted net operating income declined from the prior year period due to the lower underwriting results. Growth in tangible common equity of 2.8% in the current year quarter was largely driven by net income, partially offset by unrealized losses on fixed maturities in other comprehensive income due to increases in interest rates. Our 9.8% adjusted net operating return on tangible common equity for the three months ended June 30, 2026 compares to a 14.0% return for the three months ended June 30, 2025.
Six Months Ended June 30, 2026 and 2025
The Company reported a net loss from continuing operations of $2.2 million for the six months ended June 30, 2026. This compares to net income from continuing operations of $16.1 million for the six months ended June 30, 2025. Adjusted net operating income was $15.8 million and $20.8 million in the respective periods.
Underwriting results were a loss of $6.5 million (combined ratio of 102.4%) for the six months ended June 30, 2026 compared to an underwriting profit of $2.8 million (combined ratio of 99.1%) for the six months ended June 30, 2025. Underwriting results for the respective periods include $7.2 million and $5.8 million of premium adjustments associated with prior years including reinstatement premiums in the Excess & Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 2.6 and 1.9 percentage point increase in our combined ratios in the respective periods. The premium adjustments in the current year were primarily reinstatement premiums driven by one large claim ceded to a $9.0 million excess of $2.0 million treaty in the three months ended March 31, 2026. There were no reinstatement premiums associated with this treaty in the three months ended June 30, 2026. As of June 30, 2026, the Company has less than $10.0 million of remaining exposure to additional reinstatement premiums on the treaty.
The loss ratio for the six months ended June 30, 2026 was comparable to the prior year. Net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion below) was $404,000 or 0.1 percentage points adverse in the six months ended June 30, 2026 compared to $2.9 million or 1.0 percentage points adverse in the six months ended June 30, 2025. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective loss ratios by 1.8 and 1.2 percentage points. The current year loss ratio also benefited from segment mix with the Excess and Surplus Lines segment representing 98.0% of consolidated net earned premiums in the six months ended June 30, 2026 compared to 91.4% in the six months ended June 30, 2025.
Our expense ratio increased from 31.7% in the prior year to 34.6% in the current year due to the 9.8% decline in net earned premiums, largely driven by the non-renewal of several programs in the Specialty Admitted segment, and lower ceding commissions in the Excess & Surplus Lines segment as we are retaining a greater percentage of the business we are writing in the segment. General and administrative expenses for the total Company were down $6.5 million compared to the prior year, including a $5.1 million decline in the Specialty Admitted Insurance segment where we are closely managing expenses. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective expense ratios by 0.8 and 0.7 percentage points.
Investment income increased by $1.1 million or 2.7% in the six months ended June 30, 2026 compared to the same period in the prior year driven by higher income from fixed maturities due to an increased allocation to structured securities in the second half of 2025 and higher average balances, and our private investments, reflecting growth in our structured private credit investments, both of which were partially offset by lower yields elsewhere in the portfolio. Net realized and unrealized losses on investments of $5.6 million for the six months ended June 30, 2026 include $4.6 million and $823,000 of net realized and unrealized losses on bank loan participations and equity securities (majority preferred stock), respectively. This compares to net realized and unrealized losses of $1.7 million for the six months ended June 30, 2025 which included $2.1 million of net realized and unrealized losses on bank loan participations, partially offset by $313,000 of net realized and unrealized gains on equity securities (see Investing Results below).
For the six months ended June 30, 2026, the net loss from discontinued operations of $370,000 represented litigation and other costs related to the sale of JRG Re. For the six months ended June 30, 2025, the net loss from discontinued operations of $1.8 million included a final downward adjustment to the closing date purchase price plus interest of $523,000 and $1.3 million of litigation and other costs related to the sale of JRG Re.
Adjusted net operating income declined from the prior year due to the lower underwriting results, partially offset by higher investment income. Tangible common equity grew by 1.4% in the six months ended June 30, 2026 and our adjusted net operating return on tangible common equity of 7.7% for the six months ended June 30, 2026 compares to a 12.8% return for the six months ended June 30, 2025.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess & Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer was $451.4 million as of both June 30, 2026 and December 31, 2025.
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
Adverse Development Cover
On November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025. In the six months ended June 30, 2026, an additional $23.6 million of adverse development was ceded to the E&S Top Up ADC, exhausting the remaining limit of the E&S Top Up ADC. Of the $23.6 million, $22.2 million was subject to deferral under retroactive reinsurance accounting.
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
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$2,336	$7,294	$2,927	$9,222
Adverse prior year development ceded on subject business	(40)	(1,414)	(40)	(1,270)
Retroactive reinsurance benefits under the recovery method	(488)	71	(1,079)	(2,001)
Deferred retroactive reinsurance gain at end of period	$1,808	$5,951	$1,808	$5,951

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$83,793	$48,748	$83,793	$48,748
Adverse prior year development ceded on subject business	—	10,582	—	10,582
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$59,330	$83,793	$59,330

E&S Top Up ADC
Deferred retroactive reinsurance gain at beginning of period	$14,780	$—	$—	$—
Adverse prior year development ceded on subject business	7,455	—	22,235	—
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$22,235	$—	$22,235	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$100,909	$56,042	$86,720	$57,970
Adverse prior year development ceded on subject business	7,415	9,168	22,195	9,312
Retroactive reinsurance benefits under the recovery method	(488)	71	(1,079)	(2,001)
Deferred retroactive reinsurance gain at end of period	$107,836	$65,281	$107,836	$65,281

Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Gross written premiums:
Excess & Surplus Lines	$250,170	$300,444	(16.7)%	$462,455	$513,687	(10.0)%
Specialty Admitted Insurance	18,729	77,559	(75.9)%	42,817	158,677	(73.0)%
	$268,899	$378,003	(28.9)%	$505,272	$672,364	(24.9)%
Net written premiums:
Excess & Surplus Lines	$147,657	$166,645	(11.4)%	$266,342	$281,724	(5.5)%
Specialty Admitted Insurance	741	9,345	(92.1)%	2,154	22,222	(90.3)%
	$148,398	$175,990	(15.7)%	$268,496	$303,946	(11.7)%
Net earned premiums:
Excess & Surplus Lines	$137,306	$141,370	(2.9)%	$269,132	$278,398	(3.3)%
Specialty Admitted Insurance	1,712	11,239	(84.8)%	5,598	26,113	(78.6)%
	$139,018	$152,609	(8.9)%	$274,730	$304,511	(9.8)%
Gross written premiums for the Excess & Surplus Lines segment (which represents 93.0% and 91.5% of our consolidated gross written premiums in the three and six months ended June 30, 2026, respectively) were down 16.7% and 10.0% compared to the three and six month prior year periods, respectively. Markets are extremely competitive and we remain focused on our underwriting guidelines, prioritizing profitable growth in small to medium sized accounts. Submissions, quotes, and renewal rates continued to grow compared to the prior year periods. The number of bound policies as a percentage of business quoted, however, dropped compared to the prior year periods due to increased competition. The change in gross written premiums by primary underwriting division is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Excess Casualty	$95,814	$101,034	(5.2)%	$177,201	$171,796	3.1%
Primary Casualty	67,487	95,206	(29.1)%	128,456	160,041	(19.7)%
Manufacturers & Contractors	37,729	47,274	(20.2)%	72,587	87,900	(17.4)%
Specialty	36,791	42,035	(12.5)%	63,765	67,464	(5.5)%
Excess Property	12,349	14,895	(17.1)%	20,446	26,486	(22.8)%
Excess & Surplus Lines gross written premium	$250,170	$300,444	(16.7)%	$462,455	$513,687	(10.0)%
Gross written premiums for the Specialty Admitted Insurance segment (which represents 7.0% and 8.5% of our consolidated gross written premiums in the three and six months ended June 30, 2026, respectively) declined 75.9% and 73.0% from the three and six month prior year periods, respectively, reflecting non-renewals of programs. The segment currently has four active programs.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Excess & Surplus Lines	59.0%	55.5%	57.6%	54.8%
Specialty Admitted Insurance	4.0%	12.0%	5.0%	14.0%
Total	55.2%	46.6%	53.1%	45.2%

Net premium retention for the Excess & Surplus Lines segment increased in the current year periods due to changes made in our reinsurance coverage to retain more of the business we write. The segment retention was also impacted by premium adjustments associated with prior years including reinstatement premium ($552,000 and $7.2 million in the three and six months ended June 30, 2026, respectively, compared to $2.7 million and $5.8 million in the respective prior year periods) which reduced net written premiums and the net retention ratio in both periods.
The lower net premium retention for the Specialty Admitted Insurance segment in 2026 reflects our focus on low net retentions, the impact of certain non-renewals in our fronting business, and changes in reinsurance as coverages renew.
Segment Results
Excess & Surplus Lines Segment
Results for the Excess & Surplus Lines segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Gross written premiums	$250,170	$300,444	(16.7)%	$462,455	$513,687	(10.0)%
Net written premiums	$147,657	$166,645	(11.4)%	$266,342	$281,724	(5.5)%
Net earned premiums	$137,306	$141,370	(2.9)%	$269,132	$278,398	(3.3)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(89,760)	(93,860)	(4.4)%	(179,345)	(182,664)	(1.8)%
Underwriting expenses	(37,617)	(35,803)	5.1%	(75,202)	(72,369)	3.9%
Underwriting profit (1)	$9,929	$11,707	(15.2)%	$14,585	$23,365	(37.6)%
Ratios:
Loss ratio	65.4%	66.4%		66.6%	65.6%
Expense ratio	27.4%	25.3%		28.0%	26.0%
Combined ratio	92.8%	91.7%		94.6%	91.6%
Accident year loss ratio	64.9%	63.5%		64.8%	63.5%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess & Surplus Lines segment produced underwriting profits of $9.9 million and $11.7 million (combined ratios of 92.8% and 91.7%) in the three months ended June 30, 2026 and 2025, respectively. The underwriting results in the respective periods were impacted by $552,000 and $2.7 million of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The premium adjustments increased the segment combined ratio by 0.4 and 1.7 percentage points in the respective quarters.
The loss ratio for the three months ended June 30, 2026 decreased from the prior year quarter primarily due to net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion above) that was $275,000 or 0.2 percentage points and $2.3 million or 1.6 percentage points adverse in the three months ended June 30, 2026 and 2025, respectively, and the impact of premium adjustments (an additional 0.3 and 1.2 percentage points in the respective periods), partially offset by a higher current accident year loss ratio in the current year period.
The expense ratio increased from 25.3% in the prior year quarter to 27.4% in the current quarter primarily reflecting the decrease in net earned premiums and lower ceding commissions (we are retaining a greater percentage of the business we write in the segment in the current year), partially offset by premium adjustments which represented a 0.1 and 0.5 percentage point increase in the segment expense ratio in the respective periods.
For the six months ended June 30, 2026 and 2025, the Excess & Surplus Lines segment produced underwriting profits of $14.6 million and $23.4 million (combined ratios of 94.6% and 91.6%), respectively. The underwriting results in the respective periods were impacted by $7.2 million and $5.8 million of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The premium adjustments increased the segment combined ratio by 2.5 and 1.9 percentage points in the respective periods.
The loss ratio for the six months ended June 30, 2026 increased from the prior year due to a higher current accident year loss ratio and the impact of premium adjustments (an additional 1.7 points and 1.3 points in the respective periods). Net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion above) was $175,000 or 0.1 percentage points and $2.3 million or 0.8 percentage points adverse in the six months ended June 30, 2026 and 2025, respectively.
The expense ratio increased from 26.0% in the prior year to 28.0% in the current year primarily reflecting the lower net earned premium and lower ceding commissions as we are retaining a greater percentage of the business we write in the segment in the current year. The premium adjustments represented a 0.8 and 0.6 percentage point increase in the segment expense ratio in the respective periods.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Gross written premiums	$18,729	$77,559	(75.9)%	$42,817	$158,677	(73.0)%
Net written premiums	$741	$9,345	(92.1)%	$2,154	$22,222	(90.3)%
Net earned premiums	$1,712	$11,239	(84.8)%	$5,598	$26,113	(78.6)%
Losses and loss adjustment expenses	(2,418)	(10,042)	(75.9)%	(6,804)	(22,691)	(70.0)%
Underwriting expenses	(2,101)	(2,618)	(19.7)%	(3,396)	(5,149)	(34.0)%
Underwriting loss (1), (2)	$(2,807)	$(1,421)	97.5%	$(4,602)	$(1,727)	166.5%
(1)Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $977,000 and $2.5 million for the three and six months ended June 30, 2026, respectively ($3.9 million and $8.3 million in the respective prior year periods).
The Specialty Admitted Insurance segment reported underwriting losses of $2.8 million and $4.6 million for the three and six months ended June 30, 2026, respectively, compared to underwriting losses of $1.4 million and $1.7 million in the respective prior year periods. Lower written and earned premium volumes in 2026 reflect our selective approach to new fronting opportunities and the non-renewal of several programs. Net development in our loss estimates for prior accident years was $294,000 and $229,000 adverse in the three and six months ended June 30, 2026, respectively, compared to $700,000 and $579,000 adverse in the respective prior year periods. We are closely managing expenses for the segment. Underwriting expenses decreased 19.7% and 34.0% from the respective three and six month prior year periods driven by decreased compensation and other general and administrative expenses, partially offset by decreases in net ceding commissions.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company expenses and various other corporate expenses. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $7.4 million and $16.5 million for the three and six months ended June 30, 2026, respectively, down from $8.2 million and $18.9 million in the respective prior year periods due to lower compensation expenses.
Investing Results
Net investment income was $20.3 million and $41.6 million for the three and six months ended June 30, 2026, respectively ($20.5 million and $40.5 million in the respective prior year periods). The Company's private investments generated income of $334,000 and $2.1 million for the three and six months ended June 30, 2026, respectively (income of $986,000 and $1.2 million in the respective prior periods). Excluding private investments, our net investment income for the three and six months ended June 30, 2026 increased 0.3% and 2.1%, respectively, from the prior year period principally due to allocations of capital to higher yielding fixed maturities. The average duration of our portfolio excluding restricted cash equivalents was 3.6 years at June 30, 2026.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Fixed maturity securities	$15,136	$12,919	$29,668	$25,151
Bank loan participations	2,985	3,124	5,976	6,319
Equity securities	1,038	1,445	1,953	2,704
Other invested assets	334	986	2,149	1,186
Cash, cash equivalents, restricted cash equivalents and short-term investments	1,683	2,979	3,651	7,051
Gross investment income	21,176	21,453	43,397	42,411
Investment expense	(899)	(937)	(1,793)	(1,887)
Net investment income	$20,277	$20,516	$41,604	$40,524
The following table summarizes our annualized gross investment yields:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cash and invested assets	4.3%	4.4%	4.4%	4.3%
Fixed maturity securities	4.6%	4.2%	4.5%	4.3%
Of our total cash and invested assets of $1,939.2 million at June 30, 2026 (excluding restricted cash equivalents), $195.6 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,439.3 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $156.7 million of bank loan participations, $73.6 million of equity securities (majority preferred stock), $4.0 million of short-term investments, and $70.0 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At June 30, 2026 and December 31, 2025, the fair market value of these securities was $156.7 million and $155.1 million, respectively.
For the six months ended June 30, 2026, the Company recognized net realized and unrealized investment losses of $5.6 million ($999,000 of net realized and unrealized investment gains for three months ended June 30, 2026), including $2.5 million of net unrealized losses on bank loan participations, $1.0 million of net unrealized losses for the change in the fair value of equity securities (majority preferred stock), $2.1 million of net realized investment losses on the sale of bank loan participations, $209,000 of net investment gains on the sale of equity securities (majority preferred stock), and $175,000 of net realized investment losses on the sale of fixed maturity securities.
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
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2026, December 31, 2025, or June 30, 2025. At June 30, 2026, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by

Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	June 30, 2026			December 31, 2025
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$238,029	$219,434	15.2%	$237,366	$219,477	15.6%
Residential mortgage-backed	478,058	462,728	32.1%	483,074	472,718	33.7%
Corporate	650,470	631,993	43.9%	589,477	577,754	41.1%
Commercial mortgage and asset-backed	115,878	111,628	7.8%	124,507	120,535	8.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,646	13,510	1.0%	14,326	14,290	1.0%
Total fixed maturity securities, available-for-sale	$1,496,081	$1,439,293	100.0%	$1,448,750	$1,404,774	100.0%

The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of June 30, 2026:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$200,414	13.9%
AA	597,933	41.6%
A	479,629	33.3%
BBB	161,317	11.2%
Total	$1,439,293	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$61,786	$61,257	4.3%
After one year through five years	454,752	443,511	30.8%
After five years through ten years	237,274	227,722	15.8%
After ten years	148,333	132,447	9.2%
Residential mortgage-backed	478,058	462,728	32.1%
Commercial mortgage and asset-backed	115,878	111,628	7.8%
Total	$1,496,081	$1,439,293	100.0%

Other Income and Expense
Other income and (expense) included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Non-operating expenses	$(873)	$(1,008)	$(1,001)	$(1,571)
Broker incentive rebates - Excess and Surplus Lines	944	1,163	1,759	1,998
Other miscellaneous income	72	79	144	162
Other income and (expense)	$143	$234	$902	$589
The non-operating expenses above primarily consist of legal and other professional fees and other expenses related to various strategic initiatives and litigation that the Company is involved in, as well as employee severance costs.
Interest Expense
Interest expense was $5.6 million and $11.2 million for the three and six months ended June 30, 2026, respectively ($5.8 million and $11.3 million in the respective prior year periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended June 30, 2026 and 2025 ($182,000 in each of the six months ended June 30, 2026 and 2025).
Goodwill and Impairment
Goodwill is tested annually for impairment in the fourth quarter of each calendar year or more frequently if events and circumstances indicate that the carrying amount of the reporting unit including goodwill, may exceed their fair values. During the second quarter of 2026, the Company performed a quantitative goodwill impairment assessment on the James River Excess & Surplus Lines reporting unit due to the substantial and sustained decline in the Company’s stock price and overall market capitalization from May 4, 2026 to June 30, 2026 and due to market conditions for excess and surplus lines impacting the reporting unit’s actual and projected results. These market conditions also decreased the valuations of some of the Company’s peer companies, resulting in lower forward valuation multiples for the peer group used in our analysis. As in prior periods, the Company used a combination of a market approach and an income approach in performing the quantitative analysis. The Company also considered the observed multiples on a sale transaction of a peer company that was completed in the second quarter of 2026. No goodwill impairment was recorded in the second quarter of 2026. However, the quantitative testing performed in the second quarter of 2026 showed that the fair value of the James River Excess & Surplus Lines reporting unit exceeded the carrying value by less than 3% as of June 30, 2026. This represented a significant reduction in the amount that the fair value of the reporting unit exceeded its carrying value from our previous quantitative analysis performed at October 1, 2025. Continued adverse market conditions that have, or could reasonably be expected to have, additional negative impacts on our actual and projected results could necessitate additional impairment testing in the future, which could result in goodwill impairments in future quarters.
Income Tax Expense
The Company’s U.S. federal income tax expense differs from the amount computed by applying the federal statutory income tax rate of 21% to income before taxes primarily due to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation. Prior to the Company's domestication from Bermuda to the U.S. on November 7, 2025, the Company's effective tax rate was impacted by the relative mix of income from continuing operations reported by country and the statutory tax rates of 0% and 21% imposed by Bermuda and the U.S., respectively. The Company did not receive a U.S. tax deduction for losses in Bermuda in the prior year periods resulting from Bermuda holding company expenses and interest expense. For the three and six months ended June 30, 2026, our effective tax rate on income (loss) from continuing operations was 21.8% and 0.9%, respectively (30.1% and 31.0% in the respective prior year periods). The effective tax rate of 0.9% for the six months ended June 30, 2026 was below the federal statutory income tax rate of 21% primarily because of excess tax expenses on share based compensation of $356,000 during the period.
The Company has a deferred tax asset of $11.9 million at June 30, 2026 associated with unrealized losses in the Company’s available-for-sale fixed maturity securities portfolio. The unrealized losses are attributable to changes in market interest rates and other economic factors rather than credit-related factors of the issuers. The Company does not intend to sell available-for-sale debt securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their fair value to their amortized cost basis occurs. The Company’s hold to recovery assertion related to investments in an unrealized loss position is considered a tax planning strategy. Both the cash generated by the Company from operating activities and the unused capacity on the Company’s unsecured revolving credit facilities reduce the likelihood of having to sell debt securities in an unrealized loss position. As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset associated with unrealized losses on its investments at June 30, 2026.
The Company also has a deferred tax asset of $14.1 million at June 30, 2026 associated with the effects of our 2025 domestication on the business interest expense deduction. The carryforward period for this tax benefit is unlimited and does not expire, but the annual utilization on the consolidated U.S. federal income tax return is limited to the separate company (in this case, our ultimate holding company) that generated the benefit. The Company has developed tax planning strategies that we believe are prudent and feasible to increase the utilization of the carryforward in future tax years. These strategies include reducing interest expense and increasing investment income and overall pre-tax income - both at that specific entity (the ultimate holding company). As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset at June 30, 2026.
Reserves
An indicator of reserve strength that we monitor is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2026 was $3,090.0 million. Of this amount, 75.7% relates to amounts that are IBNR. This amount was 75.9% at December 31, 2025. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2026
	Case	IBNR	Total
	($ in thousands)
Excess & Surplus Lines	$468,680	$1,944,833	$2,413,513
Specialty Admitted Insurance	282,485	394,047	676,532
Total	$751,165	$2,338,880	$3,090,045
At June 30, 2026, the amount of net reserves (prior to the $1.7 million allowance for uncollectible reinsurance recoverables) of $1,056.3 million that related to IBNR was 81.1%. This amount was 73.5% at December 31, 2025. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2026
	Case	IBNR	Total
	($ in thousands)
Excess & Surplus Lines	$152,645	$797,216	$949,861
Specialty Admitted Insurance	46,798	59,637	106,435
Total	$199,443	$856,853	$1,056,296
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

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2026	2025
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$(5,926)	$(26,926)
Investing activities	(53,839)	(133,699)
Financing activities	(5,600)	18,321
Change in cash and cash equivalents	(65,365)	(142,304)
Change in restricted cash equivalents (operating activities)	152	616
Change in cash, cash equivalents, and restricted cash equivalents	$(65,213)	$(141,688)

Cash used in operating activities excluding restricted cash equivalents was $5.9 million for the six months ended June 30, 2026. This compares to cash used in operating activities excluding restricted cash equivalents of $26.9 million for the six months ended June 30, 2025. Both periods reflect lower premium collections in the Specialty Admitted Insurance segment due to the non-renewal of several programs. The prior year period was also negatively impacted by timing of reinsurance settlements.
Cash used in investing activities was $53.8 million and $133.7 million for the six months ended June 30, 2026 and 2025, respectively, reflecting the Company's efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents excluding restricted cash equivalents represented 10.1% and 11.4% of total cash and invested assets at June 30, 2026 and 2025.
Cash used in financing activities of $5.6 million for the six months ended June 30, 2026 includes $985,000 of dividends paid to common shareholders, $3.9 million of dividends paid on the Series A Preferred Shares, and $677,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash provided by financing activities of $18.3 million for the six months ended June 30, 2025 includes a $25.0 million borrowing under the Previous Credit Agreement (as defined below), $1.1 million of dividends paid to common shareholders, $3.9 million of dividends paid on the Series A Preferred Shares, and $550,000 of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the six months ended June 30, 2026 and 2025 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at our election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided, that the dividend rate shall not exceed 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $3.9 million were paid in each of the six months ended June 30, 2026 and 2025.
At June 30, 2026, our holding companies had $16.6 million of cash and invested assets, comprised of cash and cash equivalents of $16.2 million and other invested assets of $369,000, which are not subject to regulatory restrictions.

Credit Agreements
On June 12, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement dated July 7, 2023 (the “Previous Credit Agreement”), which provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer had a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on the Secured Overnight Financing Rate (“SOFR”) plus a specified margin (2.75% at June 30, 2026) based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, the Company will pay an unused facility fee on each lender’s commitment (0.3% at June 30, 2026).
At June 30, 2026, the Company had a drawn balance of $210.8 million outstanding under the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at June 30, 2026.
In connection with the Credit Agreement, James River Group entered into a Continuing Guaranty of Payment dated June 12, 2025 pursuant to which James River Group guarantees the payment and performance of the Company’s obligations under the Credit Agreement and other loan documents.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2026, and which, among other things, restrict our ability to issue senior indebtedness secured by James River Group’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2026 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2026.
At June 30, 2026 and December 31, 2025, the Company's leverage ratio was 27.6% and 27.5%, respectively. The leverage ratio is defined in our Credit Agreement as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
James River Insurance has access to certain credit products including advances through its membership in the Federal Home Loan Bank. Any advances would be in the form of collateralized short-term borrowings not to exceed 30% of the Company's total assets.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. These proportional quota share reinsurance agreements generally include a ceding commission paid by the reinsurer to the Company to cover acquisition costs associated with the insurance ceded. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the six months ended June 30, 2026 and 2025, our net premium retention was 53.1% and 45.2%, respectively.
The following is a summary of our Excess & Surplus Lines segment’s ceded reinsurance in place as of June 30, 2026:

Line of Business	Company Retention
Casualty
Specialty Casualty	Up to $3.6 million per occurrence.(1)
Primary Casualty	Up to $1.46 million per occurrence.(2)
Excess Casualty	Up to $2.38 million per occurrence.(3)
Property
Excess Property	Up to $5.0 million per risk.(4)
(1)    Excluding Excess Casualty.

(2)    Total exposure to any one claim is generally $730,000.
(3)    Except up to $3.38 million for two large habitational accounts.
(4)    The property catastrophe reinsurance treaty has a limit of $25.0 million per event with one reinstatement.
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
Some of our reinsurance treaties are subject to reinstatement premiums. In particular, a specialty casualty treaty in our Excess & Surplus Lines segment providing $9.0 million in excess of $2.0 million coverage is subject to reinstatement premiums for treaty years spanning July 1, 2016 through July 1, 2022. Reinstatement premiums on this treaty are subject to aggregate caps for each treaty year, and once the cap is reached, we are no longer required to pay a reinstatement premium in order to reinstate the limit under this treaty. At June 30, 2026, we have less than $10.0 million of remaining exposure to additional reinstatement premiums on this specialty casualty treaty.
Some of our reinsurance treaties are subject to loss ratio caps or aggregate limits. As of June 30, 2026, ceded losses to our reinsurance treaties were within these caps and aggregate limits, where applicable.
Based upon the property catastrophe modeling of our Excess & Surplus Lines and Specialty Admitted Insurance segments, it would take an event greater than the 1 in 1,000 year PML to exhaust our $25.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $25.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
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

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2026:

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

Our Specialty Admitted Insurance segment purchases reinsurance for at least 90.0% of the exposed limits on specialty admitted property-casualty business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $25.0 million in excess of $5.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At June 30, 2026, the allowance for credit losses on reinsurance recoverables was $1.7 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At June 30, 2026, we had reinsurance recoverables on unpaid losses of $2,032.0 million (net of a $1.7 million allowance for credit losses) and reinsurance recoverables on paid losses of $79.1 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At June 30, 2026, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $19.5 million and Aleka's obligations under the Commercial Auto LPT was $8.2 million. At June 30, 2026, the total reinsurance recoverables under the Commercial Auto LPT was $7.7 million.
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
EQUITY
The Company issued 270,446 shares of common stock related to the vesting of restricted share units (“RSUs”) in the six months ended June 30, 2026, increasing the total shares of common stock outstanding from 45,968,584 at December 31, 2025 to 46,239,030 at June 30, 2026.
Share Based Compensation Expense
The Company recognized $1.2 million and $2.7 million of share based compensation expense in the three and six months ended June 30, 2026, respectively ($834,000 and $3.5 million in the respective prior year periods). As of June 30, 2026, the Company had $9.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years.

Equity Incentive Plans
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2026		2025
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	1,299,644	$6.61	885,173	$15.30
Granted	1,316,294	$6.94	1,321,733	$3.68
Vested	(370,567)	$10.46	(362,216)	$18.00
Forfeited	(47,235)	$7.18	(121,369)	$6.50
PRSU performance adjustment	(1,101)	$24.83	—	$—
Unvested, end of period	2,197,035	$6.13	1,723,321	$6.44
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

Underwriting Performance Ratios
The following table provides the underwriting performance ratios of the Company's continuing operations inclusive of the impact of retroactive reinsurance accounting. There is no economic impact to the Company over the life of a retroactive reinsurance contract so long as any additional losses subject to the contract are within the limit of the contract and the counterparty performs under the contract. Retroactive reinsurance accounting is not indicative of our current and ongoing operations. Management believes that providing loss ratios and combined ratios on business excluding the impact of retroactive reinsurance accounting gives the users of our financial statements useful information in evaluating our current and ongoing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Excess & Surplus Lines:
Loss Ratio	65.4%	66.4%	66.6%	65.6%
Impact of retroactive reinsurance accounting	5.0%	6.5%	7.8%	2.6%
Loss Ratio including impact of retroactive reinsurance	70.4%	72.9%	74.4%	68.2%

Combined Ratio	92.8%	91.7%	94.6%	91.6%
Impact of retroactive reinsurance accounting	5.0%	6.5%	7.8%	2.6%
Combined Ratio including impact of retroactive reinsurance	97.8%	98.2%	102.4%	94.2%

Consolidated:
Loss Ratio	66.3%	68.1%	67.8%	67.4%
Impact of retroactive reinsurance accounting	5.0%	6.1%	7.7%	2.4%
Loss Ratio including impact of retroactive reinsurance	71.3%	74.2%	75.5%	69.8%

Combined Ratio	100.2%	98.6%	102.4%	99.1%
Impact of retroactive reinsurance accounting	5.0%	6.1%	7.7%	2.4%
Combined Ratio including impact of retroactive reinsurance	105.2%	104.7%	110.1%	101.5%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess & Surplus Lines	$9,929	$11,707	$14,585	$23,365
Specialty Admitted Insurance	(2,807)	(1,421)	(4,602)	(1,727)
Total underwriting profit of operating segments	7,122	10,286	9,983	21,638
Other operating expenses of the Corporate and Other segment	(7,449)	(8,222)	(16,530)	(18,853)
Underwriting (loss) profit (1)	(327)	2,064	(6,547)	2,785
Losses and loss adjustment expenses - retroactive reinsurance	(6,927)	(9,239)	(21,116)	(7,311)
Net investment income	20,277	20,516	41,604	40,524
Net realized and unrealized gains (losses) on investments	999	(352)	(5,633)	(1,723)
Other income and expenses	143	234	902	589
Interest expense	(5,613)	(5,805)	(11,202)	(11,346)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Income (loss) from continuing operations before income taxes	$8,461	$7,327	$(2,174)	$23,336
(1)Included in underwriting results for the three and six months ended June 30, 2026 is gross fee income of $977,000 and $2.5 million, respectively ($3.9 million and $8.3 million in the respective prior year periods).

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
Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2026		2025
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$6,213	$4,430	$4,997	$2,790
Loss from discontinued operations	279	221	361	361
Losses and loss adjustment expenses - retroactive reinsurance	6,927	5,472	9,239	7,299
Net realized and unrealized investment (gains) losses	(999)	(789)	352	278
Other expenses	873	690	1,008	965
Adjusted net operating income	$13,293	$10,024	$15,957	$11,693

	Six Months Ended June 30,
	2026		2025
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income available to common shareholders	$(6,580)	$(6,462)	$17,623	$10,395
Loss from discontinued operations	468	370	1,775	1,775
Losses and loss adjustment expenses - retroactive reinsurance	21,116	16,681	7,311	5,776
Net realized and unrealized investment losses	5,633	4,450	1,723	1,361
Other expenses	1,001	791	1,571	1,488
Adjusted net operating income	$21,638	$15,830	$30,003	$20,795

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
The following table reconciles shareholders’ equity to tangible common equity as of June 30, 2026, December 31, 2025, and June 30, 2025:

	June 30, 2026	December 31, 2025	June 30, 2025
($ in thousands, except share amounts)
Shareholders’ equity	$522,601	$538,153	$492,558
Plus: Series A redeemable preferred shares	133,115	133,115	133,115
Plus: Deferred reinsurance gain	107,836	86,720	65,281
Less: Goodwill	181,831	181,831	181,831
Less: Intangible assets, net	31,905	32,087	32,268
Tangible equity	549,816	544,070	476,855
Less: Series A redeemable preferred shares	133,115	133,115	133,115
Tangible common equity	$416,701	$410,955	$343,740

Common shares outstanding	46,239,030	45,968,584	45,895,335
Common shares from assumed conversion of Series A Preferred Shares	13,521,634	13,521,634	13,521,634
Common shares outstanding after assumed conversion of Series A Preferred Shares	59,760,664	59,490,218	59,416,969

Equity per share:
Shareholders' equity	$11.30	$11.71	$10.73
Tangible equity	$9.20	$9.15	$8.03
Tangible common equity	$9.01	$8.94	$7.49

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:
We may be unable to obtain reinsurance coverage at reasonable prices or on terms that provide us adequate protection.
We purchase reinsurance in many of our lines of business to help manage our exposure to insurance risks that we underwrite and to reduce volatility in our results.
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. In addition, the ability to obtain reinsurance is critical to our fee-based fronting business. As a result, our ability to manage volatility, mitigate significant losses, expand into new markets, grow by offering insurance to new kinds of enterprises, or grow our fronting business may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues. Reinsurance capacity is subject to market cycles and sudden changes. Capacity can be restricted making reinsurance placements more challenging.

Many reinsurance companies exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, and more exclusions, limiting the protection provided under the reinsurance contract. For example, some of our reinsurance treaties are subject to loss ratio caps or aggregate limits. While ceded losses to our reinsurance treaties were within these loss ratio caps and aggregate limits, where applicable, as of June 30, 2026, there can be no assurance that the amount of ceded losses will remain within these loss ratio caps and aggregate limits. If ceded losses were to exceed the loss ratio cap or aggregate limit that applies to a reinsurer’s participation on a given reinsurance contract, the Company would not have reinsurance coverage from that reinsurer's share of losses in excess of such loss ratio cap or aggregate limit, which could have a material adverse effect on our business, liquidity and results of operations. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Item 1. Business — Purchase of Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.
In addition to the traditional prospective reinsurance described above, we have purchased retroactive reinsurance in the form of loss portfolio transfers and adverse development covers on certain books of our business. This retroactive reinsurance may prove to be inadequate to cover the adverse loss development on the subject business. For example, the E&S Top Up ADC purchased in 2024 had a $75.0 million limit, none of which remains available as of June 30, 2026.
Our goodwill could become impaired, which would adversely affect our financial condition and results of operations.
We test goodwill annually for impairment in the fourth quarter of each calendar year and more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit, including goodwill, may exceed its fair value.
During the second quarter of 2026, we performed a quantitative goodwill impairment assessment of the James River Excess and Surplus Lines reporting unit due to the substantial and sustained decline in our stock price and overall market capitalization, and due to market conditions affecting the reporting unit’s actual and projected results. As in prior periods, we used a combination of a market approach and an income approach in performing this analysis, and we also considered observed multiples from a recently completed sale transaction involving a peer company. Based on this analysis, no goodwill impairment was recorded in the second quarter of 2026. However, the quantitative testing showed that the estimated fair value of the James River Excess and Surplus Lines reporting unit exceeded its carrying value by less than 3% as of June 30, 2026, representing a significant reduction from the cushion reflected in our previous quantitative analysis.

Further adverse developments, including a continued or renewed decline in our stock price or market capitalization, a decline in our actual or projected future cash flows or operating results, adverse changes in market or macroeconomic conditions, a decline in valuation multiples observed for comparable companies or transactions involving comparable companies, strategic transactions by us, or other adverse changes in the business, competitive or regulatory environment in which we operate, could result in an impairment of some or all of our goodwill in a future period. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, which may have a material adverse effect on our financial condition and results of operations. See Note 4 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Goodwill and Impairment."

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

James River Group Holdings, Inc.

Date:	August 10, 2026	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 10, 2026	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)