Form 10-Q
period 2026-09-30
James River Group Holdings, Inc.
filed 2026-11-09
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes   ☐     No   ☒
Number of shares of the registrant's common stock outstanding at November 6, 2026: 46,249,038

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
•an impairment of our intangible assets affecting our results of operations and book value;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2026	December 31, 2025
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2026 – $1,484,479; 2025 – $1,448,750)	$1,374,704	$1,404,774
Equity securities, at fair value (cost: 2026 – $69,725; 2025 – $66,916)	72,358	73,092
Bank loan participations, at fair value	154,688	155,138
Short-term investments	4,868	—
Other invested assets	71,666	64,152
Total invested assets	1,678,284	1,697,156
Cash and cash equivalents	167,903	260,941
Restricted cash equivalents	8,710	8,481
Accrued investment income	14,252	12,744
Premiums receivable and agents’ balances, net	89,655	153,638
Reinsurance recoverable on unpaid losses, net	1,821,124	2,026,110
Reinsurance recoverable on paid losses	140,165	118,243
Prepaid reinsurance premiums	160,555	203,950
Deferred policy acquisition costs	28,870	31,286
Intangible assets, net	31,815	32,087
Goodwill	—	181,831
Other assets	151,303	133,463
Total assets	$4,292,636	$4,859,930

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2026	December 31, 2025
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,912,382	$3,099,418
Unearned premiums	374,954	447,644
Payables to reinsurers	21,254	68,459
Funds held	7,485	7,485
Deferred reinsurance gain	107,719	86,720
Senior debt	225,800	225,800
Junior subordinated debt	104,055	104,055
Accrued expenses	25,099	31,006
Other liabilities	88,896	118,075
Total liabilities	3,867,644	4,188,662
Commitments and contingent liabilities (Note 8)
Series A redeemable preferred shares – 2026 and 2025: 165,000 shares authorized; 112,500 shares issued and outstanding	133,115	133,115
Shareholders’ equity:
Common stock – 2026 and 2025: $0.0002 par value; 200,000,000 shares authorized; 46,249,038 and 45,968,584 shares issued and outstanding, respectively	9	9
Preferred stock – 2026 and 2025: $0.00125 par value; 19,835,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	940,638	937,611
Retained deficit	(562,048)	(364,726)
Accumulated other comprehensive loss	(86,722)	(34,741)
Total shareholders’ equity	291,877	538,153
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$4,292,636	$4,859,930

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share amounts)
Revenues
Gross written premiums	$186,104	$237,276	$691,376	$909,640
Ceded written premiums	(81,094)	(114,543)	(317,870)	(482,961)
Net written premiums	105,010	122,733	373,506	426,679
Change in net unearned premiums	22,701	25,718	28,935	26,283
Net earned premiums	127,711	148,451	402,441	452,962
Net investment income	22,185	21,919	63,789	62,443
Net realized and unrealized (losses) gains on investments	(2,857)	1,239	(8,490)	(484)
Other income	670	1,126	2,697	4,946
Total revenues	147,709	172,735	460,437	519,867
Expenses
Losses and loss adjustment expenses	104,423	121,004	311,688	333,670
Other operating expenses	43,199	42,561	138,451	140,592
Other expenses	1,160	204	2,161	1,775
Interest expense	5,708	6,224	16,910	17,570
Amortization of intangible assets	90	90	272	272
Impairment of goodwill	181,831	—	181,831	—
Total expenses	336,411	170,083	651,313	493,879
(Loss) income from continuing operations before income taxes	(188,702)	2,652	(190,876)	25,988
Income tax (benefit) expense on continuing operations	(1,395)	1,059	(1,415)	8,287
Net (loss) income from continuing operations	(187,307)	1,593	(189,461)	17,701
Discontinued operations (Note 2):
Loss on disposal of discontinued operations, net of tax	(133)	(572)	(503)	(2,347)
Total loss from discontinued operations	(133)	(572)	(503)	(2,347)
Net (loss) income	(187,440)	1,021	(189,964)	15,354
Dividends on Series A preferred shares	(1,969)	(1,969)	(5,907)	(5,907)
Net (loss) income available to common shareholders	$(189,409)	$(948)	$(195,871)	$9,447

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(11,127) and $(13,818) in 2026 and $3,122 and $8,238 in 2025	(41,859)	11,743	(51,981)	30,992
Total comprehensive (loss) income	$(229,299)	$12,764	$(241,945)	$46,346

Net (loss) income per common share:
Basic
Continuing operations	$(4.08)	$(0.01)	$(4.22)	$0.26
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.05)
	$(4.08)	$(0.02)	$(4.23)	$0.21
Diluted
Continuing operations	$(4.08)	$(0.01)	$(4.22)	$0.25
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.05)
	$(4.08)	$(0.02)	$(4.23)	$0.20
Dividend declared per common share	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding:
Basic	46,339,604	46,026,399	46,254,038	45,954,992
Diluted	46,339,604	46,026,399	46,254,038	46,461,351

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Stock (Par)	Preferred Stock (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at June 30, 2026	46,239,030	$9	$—	$939,611	$(372,156)	$(44,863)	$522,601
Net loss	—	—	—	—	(187,440)	—	(187,440)
Other comprehensive loss	—	—	—	—	—	(41,859)	(41,859)
Vesting of RSUs	10,008	—	—	(20)	—	—	(20)
Compensation expense under share incentive plans	—	—	—	1,047	—	—	1,047
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common stock	—	—	—	—	(483)	—	(483)
Balances at September 30, 2026	46,249,038	$9	$—	$940,638	$(562,048)	$(86,722)	$291,877

Balances at December 31, 2025	45,968,584	$9	$—	$937,611	$(364,726)	$(34,741)	$538,153
Net loss	—	—	—	—	(189,964)	—	(189,964)
Other comprehensive loss	—	—	—	—	—	(51,981)	(51,981)
Vesting of RSUs	280,454	—	—	(697)	—	—	(697)
Compensation expense under share incentive plans	—	—	—	3,724	—	—	3,724
Dividends on Series A preferred shares	—	—	—	—	(5,907)	—	(5,907)
Dividends on common stock	—	—	—	—	(1,451)	—	(1,451)
Balances at September 30, 2026	46,249,038	$9	$—	$940,638	$(562,048)	$(86,722)	$291,877

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at June 30, 2025	45,895,335	$9	$—	$936,255	$(392,958)	$(50,748)	$492,558
Net income	—	—	—	—	1,021	—	1,021
Other comprehensive income	—	—	—	—	—	11,743	11,743
Vesting of RSUs	41,563	—	—	(96)	—	—	(96)
Compensation expense under share incentive plans	—	—	—	847	—	—	847
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common stock	—	—	—	—	(466)	—	(466)
Balances at September 30, 2025	45,936,898	$9	$—	$937,006	$(394,372)	$(39,005)	$503,638

Balances at December 31, 2024	45,644,318	$9	$—	$933,311	$(402,408)	$(69,997)	$460,915
Net income	—	—	—	—	15,354	—	15,354
Other comprehensive income	—	—	—	—	—	30,992	30,992
Vesting of RSUs	292,580	—	—	(646)	—	—	(646)
Compensation expense under share incentive plans	—	—	—	4,341	—	—	4,341
Dividends on Series A preferred shares	—	—	—	—	(5,907)	—	(5,907)
Dividends on common stock	—	—	—	—	(1,411)	—	(1,411)
Balances at September 30, 2025	45,936,898	$9	$—	$937,006	$(394,372)	$(39,005)	$503,638

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities (a)	$(44,730)	$8,010
Investing activities
Fixed maturity securities, available-for-sale:
Purchases	(192,517)	(268,087)
Sales	28,062	7,616
Maturities and calls	129,357	98,422
Equity securities:
Purchases	(8,089)	(8,488)
Sales and redemptions	5,712	7,657
Bank loan participations:
Purchases	(89,241)	(110,945)
Sales	60,256	65,936
Maturities	24,708	27,280
Other invested assets:
Purchases	(11,538)	(27,659)
Return of capital	884	742
Proceeds from sales and principal repayments	5,282	536
Short-term investments, net	(4,868)	54,454
Securities receivable or payable, net	13,711	8,458
Purchases of property and equipment	(1,746)	(2,340)
Net cash used in investing activities	(40,027)	(146,418)
Financing activities
Senior debt issuances	—	25,000
Payroll taxes withheld and remitted on net settlement of RSUs	(697)	(646)
Dividends on Series A preferred shares	(5,907)	(5,907)
Dividends on common stock	(1,448)	(1,528)
Payment of debt issuance costs	—	(1,179)
Net cash (used in) provided by financing activities	(8,052)	15,740
Change in cash, cash equivalents, and restricted cash equivalents	(92,809)	(122,668)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	269,422	391,050
Cash, cash equivalents, and restricted cash equivalents at end of period	$176,613	$268,382
Supplemental information
Interest paid	$18,413	$19,192

Restricted cash equivalents at beginning of period	$8,481	$28,705
Restricted cash equivalents at end of period	$8,710	$29,632
Change in restricted cash equivalents	$229	$927

(a) Cash (used in) provided by operating activities for the nine months ended September 30, 2026 and 2025 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash (used in) provided by operating activities was $(45.0) million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.4 million at September 30, 2026 and $7.3 million at December 31, 2025, representing the Company’s maximum exposure to loss.
Income Tax Expense
The Company’s U.S. federal income tax expense differs from the amount computed by applying the federal statutory income tax rate of 21% to income before taxes primarily due to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation. Prior to the Company's domestication from Bermuda to the U.S. on November 7, 2025, the Company's effective tax rate was impacted by the relative mix of income from continuing operations reported by country and the statutory tax rates of 0% and 21% imposed by Bermuda and the U.S., respectively. The Company did not receive a U.S. tax deduction for losses in Bermuda in the prior year periods resulting from Bermuda holding company expenses and interest expense. Our effective tax rate on (loss) income from continuing operations was 0.7% in each of the three and nine months ended September 30, 2026 (39.9% and 31.9% in the respective prior year periods). The effective tax rate of 0.7% for the three and nine months ended September 30, 2026 was below the federal statutory income tax rate of 21% primarily because of the goodwill impairment in the three months ended September 30, 2026, which did not produce a tax benefit, and, for the nine months ended September 30, 2026, excess tax expenses on share based compensation of $359,000 during the period.
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
2.    Discontinued Operations
The Company previously entered into a stock purchase agreement with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (“Fleming”), pursuant to which Fleming agreed to purchase from the Company all of the common shares of JRG Reinsurance Company Ltd. (“JRG Re”). The sale of JRG Re, which previously comprised the remaining operations of the former Casualty Reinsurance segment, closed on April 16, 2024, and resulted in the disposition of the Company's casualty reinsurance business and related assets.

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
For the three and nine months ended September 30, 2026, the loss on disposal of $133,000 and $503,000, respectively, reflects litigation and other costs related to the sale of JRG Re net of a tax benefit. For the three months ended September 30, 2025, the loss on disposal of $572,000 reflects litigation and other costs related to the sale of JRG Re. For the nine months ended September 30, 2025, the loss on disposal of $2.3 million included a final downward adjustment to the closing date purchase price plus interest of $523,000 and litigation and other costs related to the sale of JRG Re of $1.8 million.
3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2026
Fixed maturity securities:
State and municipal	$238,011	$211	$(30,680)	$207,542
Residential mortgage-backed	467,784	4	(36,395)	431,393
Corporate	652,923	429	(37,673)	615,679
Commercial mortgage and asset-backed	112,911	56	(5,476)	107,491
U.S. Treasury securities and obligations guaranteed by the U.S. government	12,850	—	(251)	12,599
Total fixed maturity securities, available-for-sale	$1,484,479	$700	$(110,475)	$1,374,704
December 31, 2025
Fixed maturity securities:
State and municipal	$237,366	$1,164	$(19,053)	$219,477
Residential mortgage-backed	483,074	3,239	(13,595)	472,718
Corporate	589,477	5,461	(17,184)	577,754
Commercial mortgage and asset-backed	124,507	187	(4,159)	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,326	28	(64)	14,290
Total fixed maturity securities, available-for-sale	$1,448,750	$10,079	$(54,055)	$1,404,774
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2026 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$74,107	$73,563
After one year through five years	453,621	432,789
After five years through ten years	229,632	209,041
After ten years	146,424	120,427
Residential mortgage-backed	467,784	431,393
Commercial mortgage and asset-backed	112,911	107,491
Total	$1,484,479	$1,374,704

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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2026
Fixed maturity securities:
State and municipal	$70,416	$(4,250)	$132,261	$(26,430)	$202,677	$(30,680)
Residential mortgage-backed	315,202	(15,743)	114,640	(20,652)	429,842	(36,395)
Corporate	366,106	(14,573)	187,906	(23,100)	554,012	(37,673)
Commercial mortgage and asset-backed	26,640	(205)	64,390	(5,271)	91,030	(5,476)
U.S. Treasury securities and obligations guaranteed by the U.S. government	8,847	(224)	3,402	(27)	12,249	(251)
Total fixed maturity securities, available-for-sale	$787,211	$(34,995)	$502,599	$(75,480)	$1,289,810	$(110,475)
December 31, 2025
Fixed maturity securities:
State and municipal	$26,425	$(369)	$152,646	$(18,684)	$179,071	$(19,053)
Residential mortgage-backed	63,405	(193)	171,993	(13,402)	235,398	(13,595)
Corporate	61,910	(243)	214,235	(16,941)	276,145	(17,184)
Commercial mortgage and asset-backed	7,662	(19)	78,130	(4,140)	85,792	(4,159)
U.S. Treasury securities and obligations guaranteed by the U.S. government	241	(2)	4,810	(62)	5,051	(64)
Total fixed maturity securities, available-for-sale	$159,643	$(826)	$621,814	$(53,229)	$781,457	$(54,055)

At September 30, 2026, the Company held fixed maturity securities of 512 issuers that were in an unrealized loss position with a total fair value of $1,289.8 million and gross unrealized losses of $110.5 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At September 30, 2026, 99.8% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturities with ratings below investment grade by Standard & Poor's or another nationally recognized rating agency at September 30, 2026 had an aggregate fair value of $2.5 million and an aggregate net unrealized loss of $13,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2026, December 31, 2025, or September 30, 2025. During the three and nine months ended September 30, 2026, management recognized an impairment loss of $30,000 for two fixed maturity securities due to the Company's intent to sell. For securities in an unrealized loss position at September 30, 2026, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
At September 30, 2026, the Company's bank loan portfolio had an aggregate fair value of $154.7 million and unpaid principal of $163.1 million. Investment income on bank loan participations included in net investment income was $3.1 million and $9.1 million for the three and nine months ended September 30, 2026, respectively ($3.2 million and $9.6 million for the respective prior year periods). Net realized and unrealized losses on bank loan participations were $496,000 and $5.1 million for the three and nine months ended September 30, 2026, respectively (net realized and unrealized gains (losses) of $193,000 and $(1.9) million for the respective prior year periods). For the three and nine months ended September 30, 2026, management concluded that $351,000 and $785,000 of the net realized and unrealized losses were due to credit-related impairments, respectively. For the three and nine months ended September 30, 2025, management concluded that $117,000 of the net realized and unrealized losses of bank loan participations were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2026 or December 31, 2025.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Fixed maturity securities:
Gross realized gains	$171	$25	$251	$70
Gross realized losses	(76)	(29)	(331)	(49)
	95	(4)	(80)	21
Bank loan participations:
Gross realized gains	82	139	252	368
Gross realized losses	(191)	(396)	(2,479)	(3,453)
Changes in fair values of bank loan participations	(387)	450	(2,904)	1,217
	(496)	193	(5,131)	(1,868)
Equity securities:
Gross realized gains	89	111	298	363
Gross realized losses	(33)	(27)	(33)	(34)
Changes in fair values of equity securities	(2,512)	963	(3,544)	1,031
	(2,456)	1,047	(3,279)	1,360
Short-term investments and other:
Gross realized gains	—	3	—	4
Gross realized losses	—	—	—	(1)
	—	3	—	3
Total	$(2,857)	$1,239	$(8,490)	$(484)

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

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
	(in thousands)
Renewable energy LLCs (a)
Excess & Surplus Lines	$7,400	$7,274	$228	$(16)	$194	$(336)
Corporate & Other	—	—	—	—	—	—
	7,400	7,274	228	(16)	194	(336)
Limited partnerships (b)
Excess & Surplus Lines	15,901	13,108	1,190	563	1,996	1,423
Corporate & Other	111	369	—	—	—	—
	16,012	13,477	1,190	563	1,996	1,423
Private Debt (c)
Excess & Surplus Lines	48,254	43,401	772	519	2,149	1,165
Corporate & Other	—	—	—	—	—	—
	48,254	43,401	772	519	2,149	1,165
Total other invested assets
Excess & Surplus Lines	71,555	63,783	2,190	1,066	4,339	2,252
Corporate & Other	111	369	—	—	—	—
	$71,666	$64,152	$2,190	$1,066	$4,339	$2,252

(a)The Company's Excess & Surplus Lines segment owns equity interests ranging from 3.6% to 5.1% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $68,000 and $48,000 in the nine months ended September 30, 2026 and 2025, respectively.
(b)    The Company has invested in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. As of September 30, 2026, the Company’s Excess & Surplus Lines segment has outstanding commitments to invest another $10.4 million in the limited partnerships.
(c)    The Company's Excess & Surplus Lines segment has invested in ten notes receivable for structured private credit. Interest on two notes maturing in 2031 is fixed at 4.25% and 5.25%. Interest on two notes maturing in 2035 is fixed at 6.50% and 8.00%. Interest on three notes maturing in 2035 is fixed at 6.00%, 7.00%, and 8.00%. Interest on three notes maturing in 2064 is fixed at 6.79%, 8.04%, and 9.04%. As of September 30, 2026, the Company’s Excess & Surplus Lines segment has outstanding commitments to invest another $70.6 million in these notes.
On April 10, 2025, the Company entered into an investment agreement with Sixth Street, the parent of Enstar Group Limited (“Enstar”). Pursuant to the agreement, the Company's Excess & Surplus Lines segment has investments with carrying values of $1.2 million and $15.9 million within limited partnerships and collateralized notes receivable for structured private credit, respectively, as of September 30, 2026. For the three and nine months ended September 30, 2026, the Company earned investment income of $291,000 and $615,000 from the investment, respectively. The Company recognized investment income of $155,000 and $76,000 for the three and nine months ended September 30, 2025. As of September 30, 2026, the Company’s Excess & Surplus Lines segment has outstanding commitments to invest another $57.7 million in the limited partnerships and collateralized notes.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction.
Goodwill is tested annually for impairment in the fourth quarter of each calendar year or more frequently if events and circumstances indicate that the carrying amount of the reporting unit including goodwill, may exceed its fair value. During the second quarter of 2026, the Company performed a quantitative goodwill impairment assessment on the James River Excess & Surplus Lines reporting unit due to the substantial and sustained decline in the Company’s stock price and overall market capitalization from May 4, 2026 to June 30, 2026 and due to market conditions for excess and surplus lines impacting the reporting unit’s actual and projected results. These market conditions also decreased the valuations of some of the Company’s peer companies, resulting in lower forward valuation multiples for the peer group used in our analysis. As in prior periods, the Company used a combination of a market approach and an income approach in performing the quantitative analysis. The Company also considered the observed multiples on a sale transaction of a peer company that was completed in the second quarter of 2026. As a result of this assessment, no goodwill impairment was recorded in the second quarter of 2026.
During the third quarter of 2026, the Company again performed a quantitative goodwill impairment assessment on the James River Excess & Surplus Lines reporting unit due to the continuation of the sustained decline in the Company’s stock price and due to market conditions for excess and surplus lines impacting the reporting unit’s actual and projected results. Gross written premiums for the three-months ended September 30, 2026 were down 18.8% compared to the prior year quarter. Renewal rates were generally flat compared to the prior year quarter compared to higher renewal rate increases in prior periods. Further, the James River Excess and Surplus reporting unit experienced $19.2 million of adverse development that was primarily related to products liability coverage. This adverse development was an output of the Company’s annual first principles, ground-up review of all assumptions, methods, and segmentation used in the reserving process.
For the quantitative goodwill impairment testing, the fair value of the reporting unit was determined using a combination of a market approach and an income approach which projects future cash flows produced by the reporting unit and discounts those cash flows to their present value. Based on this quantitative testing, the Company determined that the full amount of the goodwill, $181.8 million, should be recognized as an impairment loss. This $181.8 million charge is recorded on the line item “Impairment of goodwill” on the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. As a result of this impairment charge, the goodwill asset is $0 at September 30, 2026.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2026		December 31, 2025
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	8,460	11,611	8,188
Identifiable intangible assets subject to amortization		11,611	8,460	11,611	8,188
		$40,275	$8,460	$40,275	$8,188

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Net (loss) income from continuing operations	$(187,307)	$1,593	$(189,461)	$17,701
Less: Dividends on Series A preferred shares	(1,969)	(1,969)	(5,907)	(5,907)
(Loss) income from continuing operations available to common shareholders	$(189,276)	$(376)	$(195,368)	$11,794
Loss from discontinued operations	(133)	(572)	(503)	(2,347)
Net (loss) income available to common shareholders	$(189,409)	$(948)	$(195,871)	$9,447

Weighted average common shares outstanding:
Basic	46,339,604	46,026,399	46,254,038	45,954,992
Dilutive potential common shares	—	—	—	506,359
Diluted	46,339,604	46,026,399	46,254,038	46,461,351

Net (loss) income per common share:
Basic
Continuing operations	$(4.08)	$(0.01)	$(4.22)	$0.26
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.05)
	$(4.08)	$(0.02)	$(4.23)	$0.21
Diluted
Continuing operations	$(4.08)	$(0.01)	$(4.22)	$0.25
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.05)
	$(4.08)	$(0.02)	$(4.23)	$0.20
For the three and nine months ended September 30, 2026, potential common shares of 486,661 and 666,955 related to unvested RSUs, respectively, were anti-dilutive and excluded from the calculation of diluted earnings per share. For the three months ended September 30, 2025, potential common shares of 491,508 related to unvested RSUs were anti-dilutive and excluded from the calculation of diluted earnings per share. In addition, for all periods presented above, potential common shares of 13,521,634 related to outstanding Series A Preferred Shares were anti-dilutive and excluded from the calculation of diluted earnings per common share. The Company applies the if-converted method for the outstanding Series A Preferred Shares in the calculation of diluted earnings per share from continuing operations. If the Series A Preferred Shares are dilutive, the dividends on the Series A Preferred Shares are added back to income from continuing operations available to common shareholders in the numerator of the calculation and the additional common shares from an assumed conversion of the Series A Preferred Shares are added in the denominator of the calculation.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $1.8 million at September 30, 2026, $1.7 million at June 30, 2026, $1.6 million at December 31, 2025, $1.5 million at September 30, 2025 and June 30, 2025, and $1.2 million at December 31, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,056,296	$1,089,181	$1,071,699	$1,086,278
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	83,924	100,094	269,669	302,553
Prior years - retroactive reinsurance impact	(117)	23,515	20,999	30,826
Prior years - excluding retroactive reinsurance	20,616	(2,605)	21,020	291
Total incurred losses and loss adjustment expenses	104,423	121,004	311,688	333,670
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	3,154	5,425	6,493	11,160
Prior years	68,181	93,871	266,394	290,588
Total loss and loss adjustment expense payments	71,335	99,296	272,887	301,748
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	(117)	23,515	20,999	30,826
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,089,501	1,087,374	1,089,501	1,087,374
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,822,881	2,029,383	1,822,881	2,029,383
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,912,382	$3,116,757	$2,912,382	$3,116,757

The Company experienced $20.6 million of net adverse reserve development in the three months ended September 30, 2026 on the reserve for losses and loss adjustment expenses held at December 31, 2025 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $19.2 million of net adverse development in the Excess & Surplus Lines segment that was primarily related to products liability coverage and $1.4 million of net adverse development in the Specialty Admitted Insurance segment. The Company has exhausted the limits of the E&S ADC and E&S Top Up ADC (see below) and development that would have been subject to those covers prior to their exhaustion is recognized as adverse development in our results of operations.
The Company experienced $2.6 million of net favorable reserve development in the three months ended September 30, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $2.4 million of net favorable development in the Excess & Surplus Lines segment and $236,000 of net favorable development in the Specialty Admitted Insurance segment.
The Company experienced $21.0 million of net adverse reserve development in the nine months ended September 30, 2026 on the reserve for losses and loss adjustment expenses held at December 31, 2025 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $19.3 million of net adverse development in the Excess & Surplus Lines segment that was primarily related to products liability coverage and $1.7 million of net adverse development in the Specialty Admitted Insurance segment. The Company has exhausted the limits of the E&S ADC and E&S Top Up ADC (see below) and

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

development that would have been subject to those covers prior to their exhaustion is recognized as adverse development in our results of operations.
The Company experienced $291,000 of net adverse reserve development in the nine months ended September 30, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to deferral under retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $52,000 of net favorable development in the Excess & Surplus Lines segment and $343,000 of net adverse development in the Specialty Admitted Insurance segment.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess & Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer was $452.1 million as of September 30, 2026 and $451.4 million as of December 31, 2025.
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
Adverse Development Cover
On November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025. During the nine months ended September 30, 2026, an additional $23.6 million of adverse development was ceded to the E&S Top Up ADC, exhausting the remaining limit. Of the $23.6 million of adverse development ceded, $22.2 million was subject to deferral under retroactive reinsurance accounting.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to deferral for retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method. While the deferral of gains can introduce volatility in the Company's operating results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of the Company's current and ongoing operations.
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$1,808	$5,951	$2,927	$9,222
Adverse prior year development ceded on subject business	678	—	638	(1,270)
Retroactive reinsurance benefits under the recovery method	(795)	(948)	(1,874)	(2,949)
Deferred retroactive reinsurance gain at end of period	$1,691	$5,003	$1,691	$5,003

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$83,793	$59,331	$83,793	$48,748
Adverse prior year development ceded on subject business	—	24,462	—	35,045
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$83,793	$83,793	$83,793

E&S Top Up ADC
Deferred retroactive reinsurance gain at beginning of period	$22,235	$—	$—	$—
Adverse prior year development ceded on subject business	—	—	22,235	—
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$22,235	$—	$22,235	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$107,836	$65,282	$86,720	$57,970
Adverse prior year development ceded on subject business	678	24,462	22,873	33,775
Retroactive reinsurance benefits under the recovery method	(795)	(948)	(1,874)	(2,949)
Deferred retroactive reinsurance gain at end of period	$107,719	$88,796	$107,719	$88,796

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

7.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(52,856)	$14,860	$(65,879)	$39,251
U.S. income taxes	11,100	(3,121)	13,835	(8,242)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(41,756)	11,739	(52,044)	31,009
Less reclassification adjustment:
Net realized investment gains (losses)	130	(5)	(80)	21
U.S. income taxes	(27)	1	17	(4)
Reclassification adjustment for investment gains (losses) realized in net income	103	(4)	(63)	17
Other comprehensive (loss) income	$(41,859)	$11,743	$(51,981)	$30,992
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
On March 11, 2024, the Company filed a complaint in the Supreme Court of the State of New York, New York County, Commercial Division (the “State Court Proceeding”) against Fleming relating to the Stock Purchase Agreement dated November 8, 2023 between the Company and Fleming (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleged that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and sought specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction. On April 6, 2024, the Court granted the Company’s motion, pursuant to which the Transaction closed on April 16, 2024. On May 9, 2024, the Company filed an amended complaint (the “Amended Complaint”) seeking, among other things, specific performance and damages suffered as a result of Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the Amended Complaint, which the court granted in part and denied in part on June 13, 2026. The court granted Fleming’s motion to dismiss the Company’s claim for specific performance and claims for consequential damages, but permitted the Company’s claims for direct damages for breach of contract to proceed. On September 30, 2026, Fleming filed its answer to the Amended Complaint. On October 6, 2026, the United States Bankruptcy Court for the Southern District of New York entered an Order Recognizing Foreign Main Proceeding and Granting Related Relief, which had the effect of recognizing Fleming’s liquidation proceeding before the Grand Court of the Cayman Islands and subjecting the State Court Proceeding to the automatic stay under Section 362 of title 11 of the United States Code.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against JRG Holdings and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024, the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed a second amended complaint. On November 15, 2024, the Company filed a

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

motion to dismiss the second amended complaint, which the court granted on July 17, 2025. On August 14, 2025, Fleming filed a motion for reconsideration, which the court denied on December 2, 2025. On December 22, 2025, Fleming filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Fleming filed its opening appellate brief on March 13, 2026, the Company filed its response brief on June 12, 2026, and Fleming filed its reply brief on July 6, 2026. The Company believes that it has substantial defenses and intends to vigorously defend this lawsuit.
Amounts Recoverable from Reinsurers
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. The Company establishes an allowance for credit losses for its current estimate of uncollectible reinsurance recoverables. At September 30, 2026, the allowance for credit losses on reinsurance recoverables was $1.8 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, the Company is subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. The Company requires collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom it is fronting.
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
Each of Rasier and Aleka is required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At September 30, 2026, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $17.0 million and Aleka's obligations under the Commercial Auto LPT were $6.9 million. At September 30, 2026, the total reinsurance recoverables under the Commercial Auto LPT was $7.1 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the trust account collateralizing the Indemnity Agreements (the “Indemnity Trust”), funds withdrawn from the trust account collateralizing Commercial Auto LPT (the “LPT Trust”), and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At September 30, 2026, the balance in the Loss Fund Trust was $8.7 million, including $5.3 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $2.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) less loss and loss adjustment expenses on business not subject to deferral under retroactive reinsurance accounting (see Retroactive Reinsurance Accounting in Note 6 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Other operating expenses for the Corporate and Other segment include personnel costs associated with the holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the Company, public company expenses and various other corporate expenses. Net commissions in the table below are net of amounts deferred as deferred policy acquisition costs. Employee compensation includes both cash and share-based compensation, as well as employer expenses related to payroll taxes and benefits, and is net of amounts allocated to losses and loss adjustment expenses and amounts deferred. All other operating expenses include, among other expenses, costs for insurance, outside professional fees including legal, audit, and consulting, office rent, bad debt expense, and taxes, licenses and fees on business written. Segment results are reported prior to the effects of intercompany pooling agreements and intercompany reinsurance agreements. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds. Segment revenues for each reportable segment include net earned premiums, net investment income, and realized and unrealized (losses) gains on investments.
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
The following table summarizes the Company’s segment results:

	Excess & Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Three Months Ended September 30, 2026
Gross written premiums	$170,404	$15,700	$—	$186,104
Net earned premiums	126,321	1,390	—	127,711
Fee income	—	42	—	42
Losses and loss adjustment expenses	101,319	3,104	—	104,423
Less: losses and loss adjustment expense - retroactive reinsurance	(117)	—	—	(117)

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess & Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
Losses and loss adjustment expenses excluding retroactive reinsurance	101,436	3,104	—	104,540
Other operating expenses:
Net commissions	15,607	(1,014)	—	14,593
Employee compensation	13,565	1,480	3,344	18,389
All other operating expenses	6,506	1,343	2,368	10,217
	35,678	1,809	5,712	43,199
Underwriting (loss) profit	(10,793)	(3,481)	(5,712)	(19,986)
Segment revenues	142,503	5,162	44	147,709
Net investment income	18,289	3,925	(29)	22,185
Interest expense	—	—	5,708	5,708
Segment goodwill	—	—	—	—
Segment assets	3,322,081	927,495	43,060	4,292,636

As of and for the Three Months Ended September 30, 2025
Gross written premiums	$209,831	$27,445	$—	$237,276
Net earned premiums	140,175	8,276	—	148,451
Fee income	—	453	—	453
Losses and loss adjustment expenses	112,548	8,456	—	121,004
Less: losses and loss adjustment expense - retroactive reinsurance	23,515	—	—	23,515
Losses and loss adjustment expenses excluding retroactive reinsurance	89,033	8,456	—	97,489
Other operating expenses:
Net commissions	14,714	(3,673)	—	11,041
Employee compensation	14,712	2,267	4,810	21,789
All other operating expenses	5,283	2,031	2,417	9,731
	34,709	625	7,227	42,561
Underwriting profit (loss)	16,433	(352)	(7,227)	8,854
Segment revenues	158,985	13,096	654	172,735
Net investment income	17,287	4,390	242	21,919
Interest expense	—	—	6,224	6,224
Segment goodwill	181,831	—	—	181,831
Segment assets	3,660,350	1,270,774	19,147	4,950,271

As of and for the Nine Months Ended September 30, 2026
Gross written premiums	$632,859	$58,517	$—	$691,376
Net earned premiums	395,453	6,988	—	402,441
Fee income	—	166	—	166
Losses and loss adjustment expenses	301,780	9,908	—	311,688
Less: losses and loss adjustment expense - retroactive reinsurance	20,999	—	—	20,999
Losses and loss adjustment expenses excluding retroactive reinsurance	280,781	9,908	—	290,689

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess & Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
Other operating expenses:
Net commissions	47,533	(4,459)	—	43,074
Employee compensation	44,035	4,972	14,704	63,711
All other operating expenses	19,312	4,816	7,538	31,666
	110,880	5,329	22,242	138,451
Underwriting profit (loss)	3,792	(8,083)	(22,242)	(26,533)
Segment revenues	441,271	18,942	224	460,437
Net investment income	51,742	12,040	7	63,789
Interest expense	—	—	16,910	16,910
Segment goodwill	—	—	—	—
Segment assets	3,322,081	927,495	43,060	4,292,636

As of and for the Nine Months Ended September 30, 2025
Gross written premiums	$723,518	$186,122	$—	$909,640
Net earned premiums	418,573	34,389	—	452,962
Fee income	—	2,113	—	2,113
Losses and loss adjustment expenses	302,523	31,147	—	333,670
Less: losses and loss adjustment expense - retroactive reinsurance	30,826	—	—	30,826
Losses and loss adjustment expenses excluding retroactive reinsurance	271,697	31,147	—	302,844
Other operating expenses:
Net commissions	44,690	(8,937)	—	35,753
Employee compensation	46,609	7,690	18,573	72,872
All other operating expenses	15,779	8,681	7,507	31,967
	107,078	7,434	26,080	140,592
Underwriting profit (loss)	39,798	(2,079)	(26,080)	11,639
Segment revenues	468,841	49,359	1,667	519,867
Net investment income	48,446	12,931	1,066	62,443
Interest expense	—	—	17,570	17,570
Segment goodwill	181,831	—	—	181,831
Segment assets	3,660,350	1,270,774	19,147	4,950,271

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting (loss) profit of the operating segments by individual segment to consolidated (loss) income from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess & Surplus Lines	$(10,793)	$16,433	$3,792	$39,798
Specialty Admitted Insurance	(3,481)	(352)	(8,083)	(2,079)
Total underwriting (loss) profit of operating segments	(14,274)	16,081	(4,291)	37,719
Other operating expenses of the Corporate and Other segment	(5,712)	(7,227)	(22,242)	(26,080)
Underwriting (loss) profit	(19,986)	8,854	(26,533)	11,639
Losses and loss adjustment expenses – retroactive reinsurance	117	(23,515)	(20,999)	(30,826)
Net investment income	22,185	21,919	63,789	62,443
Net realized and unrealized losses on investments	(2,857)	1,239	(8,490)	(484)
Other income and expenses	(532)	469	370	1,058
Interest expense	(5,708)	(6,224)	(16,910)	(17,570)
Amortization of intangible assets	(90)	(90)	(272)	(272)
Impairment of goodwill	(181,831)	—	(181,831)	—
(Loss) income from continuing operations before income taxes	$(188,702)	$2,652	$(190,876)	$25,988
10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Amortization of policy acquisition costs	$18,467	$15,286	$54,254	$50,222
Other underwriting expenses of the operating segments	19,020	20,048	61,955	64,290
Other operating expenses of the Corporate and Other segment	5,712	7,227	22,242	26,080
Total	$43,199	$42,561	$138,451	$140,592
Other expenses of $1.2 million and $2.2 million for the three and nine months ended September 30, 2026, respectively ($204,000 and $1.8 million in the respective prior year periods), primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
11.    Senior Debt
On June 12, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement dated July 7, 2023 (the “Previous Credit Agreement”), which provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer had a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on the Secured Overnight Financing Rate (“SOFR”) plus a specified margin (2.75% at September 30, 2026) based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, the Company will pay an unused facility fee on each lender’s commitment (0.3% at September 30, 2026).

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At September 30, 2026, the Company had a drawn balance of $210.8 million outstanding under the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to the agreement of the applicable lender or financial institution and satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at September 30, 2026.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of September 30, 2026 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$207,542	$—	$207,542
Residential mortgage-backed	—	431,393	—	431,393
Corporate	—	615,679	—	615,679
Commercial mortgage and asset-backed	—	107,491	—	107,491
U.S. Treasury securities and obligations guaranteed by the U.S. government	12,599	—	—	12,599
Total fixed maturity securities, available-for-sale	$12,599	$1,362,105	$—	$1,374,704
Equity securities:
Preferred stock	—	69,897	—	69,897
Common stock	—	2,457	4	2,461
Total equity securities	$—	$72,354	$4	$72,358
Bank loan participations	$—	$154,688	$—	$154,688
Short-term investments	$—	$4,868	$—	$4,868

Assets measured at fair value on a recurring basis as of December 31, 2025 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$219,477	$—	$219,477
Residential mortgage-backed	—	472,718	—	472,718
Corporate	—	577,754	—	577,754
Commercial mortgage and asset-backed	—	120,535	—	120,535
U.S. Treasury securities and obligations guaranteed by the U.S. government	14,290	—	—	14,290
Total fixed maturity securities, available-for-sale	$14,290	$1,390,484	$—	$1,404,774
Equity securities:
Preferred stock	—	70,601	—	70,601
Common stock	—	2,487	4	2,491
Total equity securities	$—	$73,088	$4	$73,092
Bank loan participations	$—	$155,138	$—	$155,138
Short-term investments	$—	$—	$—	$—

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$5	$1	$4	$5
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	—	—	—
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(1)	2	—	(2)
Included in other comprehensive income	—	—	—	—
Ending balance	$4	$3	$4	$3

The Company held one equity security at September 30, 2026, December 31, 2025, September 30, 2025, and December 31, 2024 for which the fair value was determined using significant unobservable inputs (Level 3). The fair values for the equity security (disclosed above) were obtained from our asset manager, who used an internal model to value the security.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2026 or 2025. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2026 and December 31, 2025, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,374,704	$1,374,704	$1,404,774	$1,404,774
Equity securities	72,358	72,358	73,092	73,092
Bank loan participations	154,688	154,688	155,138	155,138
Cash and cash equivalents	167,903	167,903	260,941	260,941
Restricted cash equivalents	8,710	8,710	8,481	8,481
Short-term investments	4,868	4,868	—	—
Other invested assets – notes receivable	48,254	47,189	43,401	44,639
Liabilities
Senior debt	225,800	227,114	225,800	230,007
Junior subordinated debt	104,055	111,812	104,055	116,093

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2026 and December 31, 2025 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2026 and December 31, 2025, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at September 30, 2026 and December 31, 2025.
The fair values of senior debt, junior subordinated debt, and invested assets-notes receivable, classified in other invested assets, at September 30, 2026 and December 31, 2025 were determined using inputs to the valuation methodology that are unobservable (Level 3).
13.    Series A Preferred Shares
The Company has 112,500 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) outstanding as of September 30, 2026 and December 31, 2025. The Series A Preferred Shares were issued on March 1, 2022 and are held by GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at the Company’s election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, subject to a cap of 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $2.0 million and $5.9 million were declared on the Series A Preferred Shares in each of the three and nine-month periods ended September 30, 2026 and 2025, respectively.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per share of common stock per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per share of common stock per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common stock to the Company's shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares. None of the triggers that would result in adjustments to the conversion price have been met at September 30, 2026.
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
14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 45,968,584 at December 31, 2025 to 46,249,038 at September 30, 2026, reflecting 280,454 common shares issued in the nine months ended September 30, 2026 related to vesting of RSUs.

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Dividends
The Company declared the following dividends on common shares during the first nine months of 2026 and 2025:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2026
February 20, 2026	$0.01	March 13, 2026	March 31, 2026	$484,837
April 23, 2026	$0.01	June 8, 2026	June 30, 2026	484,504
August 10, 2026	$0.01	September 15, 2026	September 30, 2026	484,054
	$0.03			$1,453,395

2025
February 20, 2025	$0.01	March 10, 2025	March 31, 2025	$477,412
April 24, 2025	$0.01	June 9, 2025	June 30, 2025	$476,186
July 24, 2025	$0.01	September 15, 2025	September 30, 2025	$475,557
	$0.03			$1,429,155
Included in the total dividends for the nine months ended September 30, 2026 and 2025 are $66,000 and $52,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $127,000 at September 30, 2026 and $127,000 at December 31, 2025.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The 2014 LTIP was amended on October 23, 2025, increasing the number of shares available for issuance under the 2014 LTIP by 1,650,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 LTIP is 7,157,650, and at September 30, 2026, 1,390,866 shares are available for grant.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The 2014 Director Plan was amended on October 23, 2025, increasing the number of shares available for issuance under the 2014 Director Plan by 225,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 Director Plan is 475,000, and at September 30, 2026, 186,459 shares are available for grant.
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

JAMES RIVER GROUP HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2026		2025
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	1,299,644	$6.61	885,173	$15.30
Granted	1,334,926	$6.90	1,370,167	$3.76
Vested	(384,885)	$10.29	(420,936)	$16.91
Forfeited	(92,177)	$7.06	(290,639)	$5.55
PRSU performance adjustment	(16,047)	$10.83	—	$—
Unvested, end of period	2,141,461	$6.07	1,543,765	$6.46
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
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Share based compensation expense	$1,047	$847	$3,724	$4,341
U.S. tax benefit on share based compensation expense	220	135	782	785
At September 30, 2026, the Company had $8.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.
15.    Subsequent Events
On November 4, 2026, the Board of Directors declared a cash dividend of $0.01 per share of common stock. The dividend is payable on December 31, 2026 to shareholders of record on December 15, 2026.
On November 4, 2026, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of up to $2.0 million will be payable in cash on December 31, 2026 to shareholders of record on December 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The financial strength ratings assigned by A.M. Best have an impact on the ability of our insurance subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our insurance subsidiaries allow our Excess & Surplus Lines segment to actively pursue relationships with the agents and brokers identified in its marketing plans. If we remain on negative outlook for an extended period of time or experience a material development in our business or operating results, A.M. Best may downgrade our rating, which would materially impair our ability to continue to write new and renewal business.
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
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations, b) the impact of retroactive reinsurance accounting, c) net realized and unrealized gains (losses) on investments, d) impairments of goodwill and intangible assets, e) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, f) severance costs associated with terminated employees, g) deemed dividends recorded with the amendment of the Series A Preferred Shares, and h) the one-time tax benefit from the Domestication for business interest expenses. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
				($ in thousands)
Gross written premiums	$186,104	$237,276	(21.6)%	$691,376	$909,640	(24.0)%
Net retention	56.4%	51.7%		54.0%	46.9%
Net written premiums	$105,010	$122,733	(14.4)%	$373,506	$426,679	(12.5)%
Net earned premiums	$127,711	$148,451	(14.0)%	$402,441	$452,962	(11.2)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(104,540)	(97,489)	7.2%	(290,689)	(302,844)	(4.0)%
Other operating expenses	(43,157)	(42,108)	2.5%	(138,285)	(138,479)	(0.1)%
Underwriting (loss) profit (1), (2)	(19,986)	8,854	—	(26,533)	11,639	—
Losses and loss adjustment expenses - retroactive reinsurance	117	(23,515)	—	(20,999)	(30,826)	(31.9)%
Net investment income	22,185	21,919	1.2%	63,789	62,443	2.2%
Net realized and unrealized (losses) gains on investments	(2,857)	1,239	—	(8,490)	(484)	—
Other (expense) income	(532)	469	—	370	1,058	(65.0)%
Interest expense	(5,708)	(6,224)	(8.3)%	(16,910)	(17,570)	(3.8)%
Amortization of intangible assets	(90)	(90)	—	(272)	(272)	—
Impairment of goodwill	(181,831)	—	—	(181,831)	—	—
(Loss) income from continuing operations before taxes	(188,702)	2,652	—	(190,876)	25,988	—
Income tax (benefit) expense on continuing operations	(1,395)	1,059	—	(1,415)	8,287	—
Net (loss) income from continuing operations	(187,307)	1,593	—	(189,461)	17,701	—
Net loss from discontinued operations, net of tax	(133)	(572)	(76.7)%	(503)	(2,347)	(78.6)%
Net (loss) income	(187,440)	1,021	—	(189,964)	15,354	—
Dividends on Series A Preferred Shares	(1,969)	(1,969)	—	(5,907)	(5,907)	—
Net (loss) income available to common shareholders	$(189,409)	$(948)	—	$(195,871)	$9,447	—
Adjusted net operating (loss) income (1)	$(4,445)	$17,383	—	$11,385	$38,178	(70.2)%
Ratios:
Loss ratio	81.9%	65.7%		72.2%	66.9%
Expense ratio	33.7%	28.3%		34.4%	30.5%
Combined ratio	115.6%	94.0%		106.6%	97.4%
Accident year loss ratio	65.7%	65.7%		65.8%	65.4%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and nine months ended September 30, 2026 is gross fee income of $782,000 and $3.3 million, respectively ($2.9 million and $11.2 million in the respective prior year periods).
Three Months Ended September 30, 2026 and 2025
The Company reported a net loss from continuing operations of $187.3 million for the three months ended September 30, 2026, largely driven by a $181.8 million charge in the period to fully impair the previously carried amount of goodwill (see discussion below). This compares to $1.6 million of net income from continuing operations for the three months ended

September 30, 2025. Adjusted net operating results were a loss of $4.4 million for the three months ended September 30, 2026 compared to income of $17.4 million for the three months ended September 30, 2025.
Underwriting results were a loss of $20.0 million (combined ratio of 115.6%) for the three months ended September 30, 2026 compared to an underwriting profit of $8.9 million (combined ratio of 94.0%) for the three months ended September 30, 2025. The decrease in underwriting results reflects lower net earned premiums, driven by declining written premiums in both operating segments, and development on prior accident year reserves (see loss ratio discussion below). Underwriting results in the prior year quarter were impacted by $3.8 million of premium adjustments associated with prior years including reinstatement premium in the Excess & Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit, and represented a 2.3 percentage point increase in the combined ratio in the prior year quarter. There were no premium adjustments in the current year quarter for the Excess & Surplus Lines segment.
Our loss ratio for the three months ended September 30, 2026 was higher than the prior year due to net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion below) that was $20.6 million or 16.1 percentage points adverse in the three months ended September 30, 2026 compared to $2.6 million or 1.8 percentage points favorable in the three months ended September 30, 2025. The $20.6 million of adverse development in the current quarter included $19.2 million of adverse development in the Excess and Surplus Lines segment primarily related to products liability coverage and $1.4 million of adverse development in the Specialty Admitted Insurance segment. The Company has exhausted the limits of the E&S ADC and E&S Top Up ADC (see below) and development that would have been subject to those reinsurance covers prior to their exhaustion is recognized as adverse development in our results of operations. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the prior year loss ratio by 1.7 percentage points.
Our expense ratio increased from 28.3% in the prior year quarter to 33.7% in the current year quarter due to the 14.0% decline in net earned premiums and lower ceding commissions reflecting a higher retention in the Excess & Surplus Lines segment and significant non-renewals of programs in the Specialty Admitted Insurance segment. We are closely managing expenses. General and administrative expenses were down $2.9 million or 9.2% compared to the prior year quarter including a $3.4 million or 15.6% decline in compensation expenses, partially offset by higher software costs reflecting our investment in new E&S underwriting technology.
Investment income for the three months ended September 30, 2026 was $266,000 or 1.2% above the prior year period. Net realized and unrealized losses on investments of $2.9 million for the three months ended September 30, 2026 included $2.5 million of net realized and unrealized losses on equity securities (majority preferred stock). This compares to $1.2 million of net realized and unrealized gains for the three months ended September 30, 2025 largely driven by $1.0 million of net realized and unrealized gains on equity securities (see Investing Results below).
The net loss from discontinued operations of $133,000 and $572,000 for the three months ended September 30, 2026 and 2025, respectively, reflects litigation and other costs related to the sale of JRG Re.
Adjusted net operating results declined from the prior year quarter primarily due to the lower underwriting results. Tangible common equity declined 11.7% in the current year quarter driven by the net loss in the period and rising interest rates, which led to unrealized losses on fixed maturities in other comprehensive income.
Nine Months Ended September 30, 2026 and 2025
The Company reported a net loss from continuing operations of $189.5 million for the nine months ended September 30, 2026, including a $181.8 million charge to impair the previously carried amount of goodwill (see discussion below). This compares to net income from continuing operations of $17.7 million for the nine months ended September 30, 2025. Adjusted net operating income was $11.4 million and $38.2 million in the respective periods.
Underwriting results were a loss of $26.5 million (combined ratio of 106.6%) for the nine months ended September 30, 2026 compared to an underwriting profit of $11.6 million (combined ratio of 97.4%) for the nine months ended September 30, 2025. The year-over-year decline in underwriting results reflects lower net earned premiums, driven by decreased written premiums in both operating segments, and development on prior accident year reserves (see loss ratio discussion below).
Underwriting results for the respective periods also include $7.2 million and $9.6 million of premium adjustments associated with prior years including reinstatement premium in the Excess & Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 1.8 and 2.0 percentage point increase in our combined ratios in the respective periods. The premium adjustments in the current year were primarily reinstatement premiums driven by one large claim ceded to a $9.0 million excess of $2.0 million treaty in the three months ended March 31, 2026. As of September 30, 2026, the Company has less than $10.0 million of remaining exposure to additional reinstatement premiums on the treaty.

The loss ratio for the nine months ended September 30, 2026 was higher than the prior year primarily due to net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion below) that was $21.0 million or 5.2 percentage points adverse in the nine months ended September 30, 2026 compared to $291,000 or 0.1 percentage points adverse in the nine months ended September 30, 2025. The $21.0 million of adverse development in the current nine-month period included $19.3 million of adverse development in the Excess and Surplus Lines segment primarily related to products liability coverage and $1.7 million of adverse development in the Specialty Admitted Insurance segment. The Company has exhausted the limits of the E&S ADC and E&S Top Up ADC (see below) and development that would have been subject to those reinsurance covers prior to their exhaustion is recognized as adverse development in our results of operations. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective loss ratios by 1.2 and 1.4 percentage points.
Our expense ratio increased from 30.5% in the prior year to 34.4% in the current year due to the 11.2% decline in net earned premiums and lower ceding commissions reflecting a higher retention in the Excess & Surplus Lines segment and significant non-renewals of programs in the Specialty Admitted Insurance segment. We are closely managing expenses. General and administrative expenses were down $9.5 million or 9.0% compared to the prior year including a $9.2 million or 12.6% decline in compensation expenses. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective expense ratios in both periods by 0.6 percentage points.
Investment income increased by $1.3 million or 2.2% in the nine months ended September 30, 2026 compared to the same period in the prior year driven by higher income from private investments, reflecting growth in our structured private credit investments. Net realized and unrealized losses on investments of $8.5 million for the nine months ended September 30, 2026 include $5.1 million and $3.3 million of net realized and unrealized losses on bank loan participations and equity securities (majority preferred stock), respectively. This compares to net realized and unrealized losses of $484,000 for the nine months ended September 30, 2025 which included $1.9 million of net realized and unrealized losses on bank loan participations, partially offset by $1.4 million of net realized and unrealized gains on equity securities (see Investing Results below).
For the nine months ended September 30, 2026, the net loss from discontinued operations of $503,000 represented litigation and other costs related to the sale of JRG Re. For the nine months ended September 30, 2025, the net loss from discontinued operations of $2.3 million included a final downward adjustment to the closing date purchase price plus interest of $523,000 and $1.8 million of litigation and other costs related to the sale of JRG Re.
Adjusted net operating income declined from the prior year due to the lower underwriting results, partially offset by higher investment income and lower interest expense. Tangible common equity declined 10.5% in the nine months ended September 30, 2026 principally due to rising interest rates, which led to unrealized losses on fixed maturities in other comprehensive income. Our adjusted net operating return on tangible common equity of 3.9% for the nine months ended September 30, 2026 compares to a 15.0% return for the nine months ended September 30, 2025.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess & Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer was $452.1 million as of September 30, 2026 and $451.4 million as of December 31, 2025.
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
Adverse Development Cover
On November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. In 2025, $51.4 million of adverse development was ceded to the E&S Top Up ADC, reducing the aggregate limit remaining on the E&S Top Up ADC to $23.6 million at December 31, 2025. During the nine months ended September 30, 2026, an additional $23.6 million of adverse development was ceded to the E&S Top Up ADC, exhausting the remaining limit. Of the $23.6 million of adverse development ceded, $22.2 million was subject to deferral under retroactive reinsurance accounting.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to deferral for retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method. While the deferral of gains can introduce volatility in the Company's operating results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of the Company's current and ongoing operations.

The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$1,808	$5,951	$2,927	$9,222
Adverse prior year development ceded on subject business	678	—	638	(1,270)
Retroactive reinsurance benefits under the recovery method	(795)	(948)	(1,874)	(2,949)
Deferred retroactive reinsurance gain at end of period	$1,691	$5,003	$1,691	$5,003

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$83,793	$59,331	$83,793	$48,748
Adverse prior year development ceded on subject business	—	24,462	—	35,045
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$83,793	$83,793	$83,793	$83,793

E&S Top Up ADC
Deferred retroactive reinsurance gain at beginning of period	$22,235	$—	$—	$—
Adverse prior year development ceded on subject business	—	—	22,235	—
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$22,235	$—	$22,235	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$107,836	$65,282	$86,720	$57,970
Adverse prior year development ceded on subject business	678	24,462	22,873	33,775
Retroactive reinsurance benefits under the recovery method	(795)	(948)	(1,874)	(2,949)
Deferred retroactive reinsurance gain at end of period	$107,719	$88,796	$107,719	$88,796

Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Gross written premiums:
Excess & Surplus Lines	$170,404	$209,831	(18.8)%	$632,859	$723,518	(12.5)%
Specialty Admitted Insurance	15,700	27,445	(42.8)%	58,517	186,122	(68.6)%
	$186,104	$237,276	(21.6)%	$691,376	$909,640	(24.0)%
Net written premiums:
Excess & Surplus Lines	$104,027	$121,707	(14.5)%	$370,369	$403,431	(8.2)%
Specialty Admitted Insurance	983	1,026	(4.2)%	3,137	23,248	(86.5)%
	$105,010	$122,733	(14.4)%	$373,506	$426,679	(12.5)%
Net earned premiums:
Excess & Surplus Lines	$126,321	$140,175	(9.9)%	$395,453	$418,573	(5.5)%
Specialty Admitted Insurance	1,390	8,276	(83.2)%	6,988	34,389	(79.7)%
	$127,711	$148,451	(14.0)%	$402,441	$452,962	(11.2)%
Gross written premiums for the Excess & Surplus Lines segment (which represents 91.6% and 91.5% of our consolidated gross written premiums in the three and nine months ended September 30, 2026, respectively) declined 18.8% and 12.5% compared to the three and nine month prior year periods, respectively. Markets are extremely competitive and we remain focused on our underwriting guidelines, prioritizing profitable growth in small to medium sized accounts. New and renewal submissions continued to grow compared to the prior year periods. Renewal rates were largely even with the prior year quarter (slightly up year-over-year), and the number of bound policies as a percentage of business quoted declined compared to the prior year periods due to increased competition. Our average account size has decreased from the prior year reflecting our underwriting focus. The change in gross written premiums by primary underwriting division is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Excess Casualty	$56,086	$71,733	(21.8)%	$233,287	$243,529	(4.2)%
Primary Casualty	52,608	68,292	(23.0)%	181,064	228,333	(20.7)%
Manufacturers & Contractors	30,597	32,138	(4.8)%	103,184	120,038	(14.0)%
Specialty	25,882	31,631	(18.2)%	89,647	99,095	(9.5)%
Excess Property	5,231	6,037	(13.4)%	25,677	32,523	(21.0)%
Excess & Surplus Lines gross written premium	$170,404	$209,831	(18.8)%	$632,859	$723,518	(12.5)%
Gross written premiums for the Specialty Admitted Insurance segment (which represents 8.4% and 8.5% of our consolidated gross written premiums in the three and nine months ended September 30, 2026, respectively) declined 42.8% and 68.6% from the three and nine month prior year periods, respectively, reflecting non-renewals of programs. The segment currently has four active programs.

Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Excess & Surplus Lines	61.0%	58.0%	58.5%	55.8%
Specialty Admitted Insurance	6.3%	3.7%	5.4%	12.5%
Total	56.4%	51.7%	54.0%	46.9%
Net premium retention for the Excess & Surplus Lines segment increased in the current year periods due to changes made in our reinsurance coverage to retain more of the business we write. The segment retention was also impacted by premium adjustments associated with prior years including reinstatement premium ($— and $7.2 million in the three and nine months ended September 30, 2026, respectively, compared to $3.8 million and $9.6 million in the respective prior year periods) which reduced net written premiums and the net retention ratio in both periods.
The lower net premium retention for the Specialty Admitted Insurance segment in 2026 reflects our focus on low net retentions, the impact of certain non-renewals in our fronting business, and changes in reinsurance as coverages renew.
Segment Results
Excess & Surplus Lines Segment
Results for the Excess & Surplus Lines segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Gross written premiums	$170,404	$209,831	(18.8)%	$632,859	$723,518	(12.5)%
Net written premiums	$104,027	$121,707	(14.5)%	$370,369	$403,431	(8.2)%
Net earned premiums	$126,321	$140,175	(9.9)%	$395,453	$418,573	(5.5)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(101,436)	(89,033)	13.9%	(280,781)	(271,697)	3.3%
Underwriting expenses	(35,678)	(34,709)	2.8%	(110,880)	(107,078)	3.6%
Underwriting (loss) profit (1)	$(10,793)	$16,433	—	$3,792	$39,798	(90.5)%
Ratios:
Loss ratio	80.3%	63.5%		71.0%	64.9%
Expense ratio	28.2%	24.8%		28.0%	25.6%
Combined ratio	108.5%	88.3%		99.0%	90.5%
Accident year loss ratio	65.1%	63.5%		64.9%	63.5%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess & Surplus Lines segment reported an underwriting loss of $10.8 million (combined ratio of 108.5%) in the three months ended September 30, 2026. This compares to an underwriting profit of $16.4 million (combined ratio of 88.3%) in the prior year quarter. The decrease in underwriting results reflects lower net earned premiums, driven by declining written premiums, and development on prior accident year reserves (see loss ratio discussion below).
Underwriting results in the prior year quarter were impacted by $3.8 million of premium adjustments associated with prior years including reinstatement premiums in the Excess & Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit, and represented a 2.3 percentage point increase in the combined ratio in the prior year quarter. There were no premium adjustments in the current year quarter for the Excess & Surplus Lines segment.
The loss ratio for the three months ended September 30, 2026 increased from the prior year quarter reflecting a higher current accident year loss ratio and net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion above) that was $19.2 million or 15.2 percentage points adverse in the three months ended September 30, 2026 compared to $2.4 million or 1.7 percentage points favorable in the three months ended September 30, 2025. The adverse development in the current quarter was largely related to products liability coverage. The limits of the E&S ADC and E&S Top Up ADC (see above) have been exhausted and development that would have been subject to those reinsurance covers prior to their exhaustion is recognized as adverse development in our results of operations. Premium adjustments associated with prior years including reinstatement premium increased the prior year loss ratio by 1.7 percentage points.
The expense ratio increased from 24.8% in the prior year quarter to 28.2% in the current quarter primarily reflecting the 9.9% decrease in net earned premiums, greater spending on software, and lower ceding commissions (we are retaining a greater percentage of the business we write in the segment in the current year), partially offset by lower compensation expenses and premium adjustments which represented a 0.7 percentage point increase in the segment expense ratio in the prior year quarter.
For the nine months ended September 30, 2026 and 2025, the Excess & Surplus Lines segment produced underwriting profits of $3.8 million and $39.8 million (combined ratios of 99.0% and 90.5%), respectively. The year-over-year decline in underwriting results reflects lower net earned premiums, driven by decreased written premiums, and development on prior accident year reserves (see loss ratio discussion below). The underwriting results in the respective periods were also impacted by $7.2 million and $9.6 million of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The premium adjustments increased the segment combined ratio by 1.7 and 2.0 percentage points in the respective periods.
The loss ratio for the nine months ended September 30, 2026 increased from the prior year due to a higher current accident year loss ratio and net reserve development on prior accident years (excluding adverse prior year development that is subject to deferral under retroactive reinsurance accounting - see discussion above) that was $19.3 million or 4.9 percentage points adverse in the nine months ended September 30, 2026, primarily related to products liability coverage, compared to $52,000 favorable in the nine months ended September 30 2025. The Company has exhausted the limits of the E&S ADC and E&S Top Up ADC (see above) and development that would have been subject to those reinsurance covers prior to their exhaustion is recognized as adverse development in our results of operations. The impact of premium adjustments on the nine month loss ratios was an additional 1.3 points and 1.4 points in the respective periods.
The expense ratio increased from 25.6% in the prior year to 28.0% in the current year primarily reflecting the 5.5% lower net earned premium, greater spending on software, and lower ceding commissions as we are retaining a greater percentage of the business we write in the segment in the current year, partially offset by lower compensation expense. The premium adjustments represented a 0.5 and 0.6 percentage point increase in the segment expense ratio in the respective periods.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in thousands)
Gross written premiums	$15,700	$27,445	(42.8)%	$58,517	$186,122	(68.6)%
Net written premiums	$983	$1,026	(4.2)%	$3,137	$23,248	(86.5)%
Net earned premiums	$1,390	$8,276	(83.2)%	$6,988	$34,389	(79.7)%
Losses and loss adjustment expenses	(3,104)	(8,456)	(63.3)%	(9,908)	(31,147)	(68.2)%
Underwriting expenses	(1,767)	(172)	—	(5,163)	(5,321)	(3.0)%
Underwriting loss (1), (2)	$(3,481)	$(352)	—	$(8,083)	$(2,079)	—
(1)Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $782,000 and $3.3 million for the three and nine months ended September 30, 2026, respectively ($2.9 million and $11.2 million in the respective prior year periods).
The Specialty Admitted Insurance segment reported underwriting losses of $3.5 million and $8.1 million for the three and nine months ended September 30, 2026, respectively, compared to underwriting losses of $352,000 and $2.1 million in the respective prior year periods. Lower written and earned premium volumes in 2026 reflect our selective approach to new fronting opportunities and the non-renewal of several programs. Net development in our loss estimates for prior accident years was $1.4 million and $1.7 million adverse in the three and nine months ended September 30, 2026, respectively, compared to $236,000 favorable and $343,000 adverse in the respective prior year periods. We are closely managing expenses for the segment. General and administrative expenses decreased 34.3% and 40.2% from the respective three and nine month prior year periods primarily driven by decreased compensation and taxes, licenses, and fee expenses. In the prior year quarter, the segment benefited from certain sliding scale and other adjustments on certain programs which lowered commission expense.

Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company expenses and various other corporate expenses. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $5.7 million and $22.2 million for the three and nine months ended September 30, 2026, respectively, down from $7.2 million and $26.1 million in the respective prior year periods due to lower compensation expenses.
Investing Results
Net investment income was $22.2 million and $63.8 million for the three and nine months ended September 30, 2026, respectively ($21.9 million and $62.4 million in the respective prior year periods). The Company's private investments generated income of $2.2 million and $4.3 million for the three and nine months ended September 30, 2026, respectively (income of $1.1 million and $2.3 million in the respective prior periods). Excluding private investments, our net investment income for the three and nine months ended September 30, 2026 decreased 4.1% and 1.2%, respectively, from the prior year period principally due to lower average cash and cash equivalent balances partially offset by allocations of capital to higher yielding fixed maturities. The average duration of our portfolio excluding restricted cash equivalents was 3.8 years at September 30, 2026.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Fixed maturity securities	$15,238	$13,651	$44,906	$38,802
Bank loan participations	3,082	3,249	9,058	9,568
Equity securities	1,066	1,505	3,019	4,209
Other invested assets	2,190	1,066	4,339	2,252
Cash, cash equivalents, restricted cash equivalents and short-term investments	1,508	3,284	5,159	10,335
Gross investment income	23,084	22,755	66,481	65,166
Investment expense	(899)	(836)	(2,692)	(2,723)
Net investment income	$22,185	$21,919	$63,789	$62,443
The following table summarizes our annualized gross investment yields:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cash and invested assets	4.9%	4.6%	4.6%	4.4%
Fixed maturity securities	4.7%	4.5%	4.7%	4.4%
Of our total cash and invested assets of $1,846.2 million at September 30, 2026 (excluding restricted cash equivalents), $167.9 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,374.7 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $154.7 million of bank loan participations, $72.4 million of equity securities (majority preferred stock), $4.9 million of short-term investments, and $71.7 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At September 30, 2026 and December 31, 2025, the fair market value of these securities was $154.7 million and $155.1 million, respectively.
For the nine months ended September 30, 2026, the Company recognized net realized and unrealized investment losses of $8.5 million ($2.9 million of net realized and unrealized investment losses for the three months ended September 30, 2026), including $2.9 million of net unrealized losses on bank loan participations, $3.5 million of net unrealized losses for the change in the fair value of equity securities (majority preferred stock), $2.2 million of net realized investment losses on the sale of bank loan participations, $265,000 of net investment gains on the sale of equity securities (majority preferred stock), $50,000 of net realized investment losses on the sale of fixed maturity securities, and an impairment loss of $30,000 for two fixed maturity securities due to the Company's intent to sell.
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
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2026, December 31, 2025, or September 30, 2025. At September 30, 2026, 99.8% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2026			December 31, 2025
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$238,011	$207,542	15.1%	$237,366	$219,477	15.6%
Residential mortgage-backed	467,784	431,393	31.4%	483,074	472,718	33.7%
Corporate	652,923	615,679	44.8%	589,477	577,754	41.1%
Commercial mortgage and asset-backed	112,911	107,491	7.8%	124,507	120,535	8.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	12,850	12,599	0.9%	14,326	14,290	1.0%
Total fixed maturity securities, available-for-sale	$1,484,479	$1,374,704	100.0%	$1,448,750	$1,404,774	100.0%

The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2026:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$189,373	13.8%
AA	568,863	41.4%
A	465,232	33.8%
BBB	148,775	10.8%
Below BBB and unrated	2,461	0.2%
Total	$1,374,704	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$74,107	$73,563	5.3%
After one year through five years	453,621	432,789	31.5%
After five years through ten years	229,632	209,041	15.2%
After ten years	146,424	120,427	8.8%
Residential mortgage-backed	467,784	431,393	31.4%
Commercial mortgage and asset-backed	112,911	107,491	7.8%
Total	$1,484,479	$1,374,704	100.0%
Other Income and Expense
Other income and (expense) included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Non-operating expenses	$(1,160)	$(204)	$(2,161)	$(1,775)
Broker incentive rebates - Excess and Surplus Lines	555	589	2,314	2,587
Other miscellaneous income	73	84	217	246
Other income and (expense)	$(532)	$469	$370	$1,058
The non-operating expenses above primarily consist of legal and other professional fees and other expenses related to various strategic initiatives and litigation that the Company is involved in, as well as employee severance costs.
Interest Expense
Interest expense was $5.7 million and $16.9 million for the three and nine months ended September 30, 2026, respectively ($6.2 million and $17.6 million in the respective prior year periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities. Interest rates on our outstanding senior and trust preferred debt are variable, and the lower interest expense for the current year periods primarily reflects lower rates in effect during the current year.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $90,000 of amortization of intangible assets in each of the three months ended September 30, 2026 and 2025 ($272,000 in each of the nine months ended September 30, 2026 and 2025).

Goodwill and Impairment
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction.
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
During the third quarter of 2026, the Company again performed a quantitative goodwill impairment assessment on the James River Excess & Surplus Lines reporting unit due to the continuation of the sustained decline in the Company’s stock price and due to market conditions for excess and surplus lines impacting the reporting unit’s actual and projected results. Gross written premiums for the three-months ended September 30, 2026 were down 18.8% compared to the prior year quarter. Renewal rates were generally flat compared to the prior year quarter compared to higher renewal rate increases in prior periods. Further, the James River Excess and Surplus reporting unit experienced $19.2 million of adverse development that was primarily related to products liability coverage. This adverse development was an output of the Company’s annual first principles, ground-up review of all assumptions, methods, and segmentation used in the reserving process.
For the quantitative goodwill impairment testing, the fair value of the reporting unit was determined using a combination of a market approach and an income approach which projects future cash flows produced by the reporting unit and discounts those cash flows to their present value. Based on this quantitative testing, the Company determined that the full amount of the goodwill, $181.8 million, should be recognized as an impairment loss. This $181.8 million charge is recorded on the line item “Impairment of goodwill” on the accompanying Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. As a result of this impairment charge, the goodwill asset is $0 at September 30, 2026.
Income Tax Expense
The Company’s U.S. federal income tax expense differs from the amount computed by applying the federal statutory income tax rate of 21% to income before taxes primarily due to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation. Prior to the Company's domestication from Bermuda to the U.S. on November 7, 2025, the Company's effective tax rate was impacted by the relative mix of income from continuing operations reported by country and the statutory tax rates of 0% and 21% imposed by Bermuda and the U.S., respectively. The Company did not receive a U.S. tax deduction for losses in Bermuda in the prior year periods resulting from Bermuda holding company expenses and interest expense. Our effective tax rate on (loss) income from continuing operations was 0.7% in each of the three and nine months ended September 30, 2026 (39.9% and 31.9% in the respective prior year periods). The effective tax rate of 0.7% for the three and nine months ended September 30, 2026 was below the federal statutory income tax rate of 21% primarily because of the goodwill impairment in the three months ended September 30, 2026, which did not produce a tax benefit, and, for the nine months ended September 30, 2026, excess tax expenses on share based compensation of $359,000 during the period.
The Company has a deferred tax asset of $23.1 million at September 30, 2026 associated with unrealized losses in the Company’s available-for-sale fixed maturity securities portfolio. The unrealized losses are attributable to changes in market interest rates and other economic factors rather than credit-related factors of the issuers. The Company does not intend to sell available-for-sale debt securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their fair value to their amortized cost basis occurs. The Company’s hold to recovery assertion related to investments in an unrealized loss position is considered a tax planning strategy and the Company has concluded that no valuation allowance is required for the deferred tax asset associated with unrealized losses on its investments at September 30, 2026.
The Company also has a deferred tax asset of $14.1 million at September 30, 2026 associated with the effects of our 2025 domestication on the business interest expense deduction. The carryforward period for this tax benefit is unlimited and does not expire, but the annual utilization on the consolidated U.S. federal income tax return is limited to the separate company (in this case, our ultimate holding company) that generated the benefit. The Company has developed tax planning strategies that we believe are prudent and feasible to increase the utilization of the carryforward in future tax years. These strategies include reducing interest expense and increasing investment income and overall pre-tax income - both at that specific entity (the ultimate holding company). As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset at September 30, 2026.
Reserves
An indicator of reserve strength that we monitor is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2026 was $2,912.4 million. Of this amount, 76.2% relates to amounts that are IBNR. This amount was 75.9% at December 31, 2025. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2026
	Case	IBNR	Total
	($ in thousands)
Excess & Surplus Lines	$417,203	$1,880,003	$2,297,206
Specialty Admitted Insurance	275,687	339,489	615,176
Total	$692,890	$2,219,492	$2,912,382
At September 30, 2026, the amount of net reserves (prior to the $1.8 million allowance for uncollectible reinsurance recoverables) of $1,089.5 million that related to IBNR was 84.9%. This amount was 73.5% at December 31, 2025. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2026
	Case	IBNR	Total
	($ in thousands)
Excess & Surplus Lines	$118,516	$872,760	$991,276
Specialty Admitted Insurance	45,811	52,414	98,225
Total	$164,327	$925,174	$1,089,501
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Funds
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from sales and redemptions of investments, and, in the past, borrowings on our credit facilities, and the issuance of common shares and Series A Preferred Shares. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
Cash and cash equivalents (used in) provided by:
Operating activities (excluding restricted cash equivalents)	$(44,959)	$7,083
Investing activities	(40,027)	(146,418)
Financing activities	(8,052)	15,740
Change in cash and cash equivalents	(93,038)	(123,595)
Change in restricted cash equivalents (operating activities)	229	927
Change in cash, cash equivalents, and restricted cash equivalents	$(92,809)	$(122,668)

Cash used in operating activities excluding restricted cash equivalents was $45.0 million for the nine months ended September 30, 2026. This compares to cash provided by operating activities of $7.1 million for the nine months ended September 30, 2025. Written premiums have declined in the current year for both operating segments, leading to lower collections relative to claim payments.
Cash used in investing activities was $40.0 million and $146.4 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting the Company's efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents excluding restricted cash equivalents represented 9.1% and 12.0% of total cash and invested assets at September 30, 2026 and 2025.
Cash used in financing activities of $8.1 million for the nine months ended September 30, 2026 includes $1.4 million of dividends paid to common shareholders, $5.9 million of dividends paid on the Series A Preferred Shares, and $697,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash provided by financing activities of $15.7 million for the nine months ended September 30, 2025 includes a $25.0 million borrowing under the Previous Credit Agreement (as defined below), $1.5 million of dividends paid to common shareholders, $5.9 million of dividends paid on the Series A Preferred Shares, and $646,000 of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the nine months ended September 30, 2026 and 2025 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
Dividends
Our operations are conducted by our wholly-owned subsidiaries. Accordingly, our holding companies may receive cash through corporate service fees, dividends received from our subsidiaries, or through payments from our subsidiaries pursuant to our consolidated tax allocation agreement. In addition, in the past, our holding companies also received cash through loans from banks and the issuance of equity and debt securities.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common stock or in Series A Preferred Shares, at our election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided, that the dividend rate shall not exceed 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $5.9 million were paid in each of the nine months ended September 30, 2026 and 2025.
At September 30, 2026, our holding companies had $11.8 million of cash and invested assets, comprised of cash and cash equivalents of $11.7 million and other invested assets of $111,000, which are not subject to regulatory restrictions.
Credit Agreements
On June 12, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement dated July 7, 2023 (the “Previous Credit Agreement”), which provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer had a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on the Secured Overnight Financing Rate (“SOFR”) plus a specified margin (2.75% at September 30, 2026) based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, the Company will pay an unused facility fee on each lender’s commitment (0.3% at September 30, 2026).
At September 30, 2026, the Company had a drawn balance of $210.8 million outstanding under the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to the agreement of the applicable lender or financial institution and satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at September 30, 2026.
In connection with the Credit Agreement, James River Group entered into a Continuing Guaranty of Payment dated June 12, 2025 pursuant to which James River Group guarantees the payment and performance of the Company’s obligations under the Credit Agreement and other loan documents.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2026, and which, among other things, restrict our ability to issue senior indebtedness secured by James River Group’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2026 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2026.
At September 30, 2026 and December 31, 2025, the Company's leverage ratio was 27.9% and 27.5%, respectively. The leverage ratio is defined in our Credit Agreement as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
James River Insurance has access to certain credit products including advances through its membership in the Federal Home Loan Bank. Any advances would be in the form of collateralized short-term borrowings not to exceed 30% of the Company's total assets.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. These proportional quota share reinsurance agreements generally include a ceding commission paid by the reinsurer to the Company to cover acquisition costs associated with the insurance ceded. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the nine months ended September 30, 2026 and 2025, our net premium retention was 54.0% and 46.9%, respectively.
The following is a summary of our Excess & Surplus Lines segment’s ceded reinsurance in place as of September 30, 2026:

Line of Business	Company Retention
Casualty
Specialty Casualty	Up to $3.46 million per occurrence.(1)
Primary Casualty	Up to $1.44 million per occurrence.(2)
Excess Casualty	Up to $2.86 million per occurrence.(3)
Property
Excess Property	Up to $5.0 million per risk.(4)
(1)    Excluding Excess Casualty.
(2)    Total exposure to any one claim is generally $718,000.
(3)    Except up to $3.46 million for two large habitational accounts.
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
Some of our reinsurance treaties are subject to reinstatement premiums. In particular, a specialty casualty treaty in our Excess & Surplus Lines segment providing $9.0 million in excess of $2.0 million coverage is subject to reinstatement premiums for treaty years spanning July 1, 2016 through July 1, 2022. Reinstatement premiums on this treaty are subject to aggregate caps for each treaty year, and once the cap is reached, we are no longer required to pay a reinstatement premium in order to reinstate the limit under this treaty. At September 30, 2026, we have less than $10.0 million of remaining exposure to additional reinstatement premiums on this specialty casualty treaty.
Some of our reinsurance treaties are subject to loss ratio caps or aggregate limits. As of September 30, 2026, ceded losses to our reinsurance treaties were within these caps and aggregate limits, where applicable.
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

The E&S ADC with State National reinsures James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates. See “Combined Loss Portfolio Transfer and Adverse Development Cover” above for further information on this reinsurance agreement. The aggregate limit on the E&S ADC has been exhausted at September 30, 2026.
The E&S Top Up ADC with Enstar, through its subsidiary Cavello Bay Reinsurance Limited, reinsures 100% of the losses associated with James River’s Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). This agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. The $75.0 million aggregate limit has been exhausted at September 30, 2026.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance contract coverage in effect as of September 30, 2026:

Line of Business	Coverage
Casualty
Auto Programs	All programs are quota share coverage for 100% of limits up to $1.0 million liability and $1.0 million physical damage per occurrence; except for one program with a primary limit of $750,000 liability.
General Liability & Professional Liability – Programs	Quota share coverage for 100% of limits up to $1.0 million per occurrence.
Property
Excess Property	Quota share coverage for 100% of limits up to $45.0 million per occurrence.
Aviation Programs	Quota share coverage for 100% of limits up to $25.0 million liability, $10.0 million hull, and $10.0 million spares per occurrence, each aircraft.
Our Specialty Admitted Insurance segment purchases reinsurance for at least 90.0% of the exposed limits on specialty admitted property-casualty business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is also protected by property catastrophe coverage for $25.0 million in excess of $5.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At September 30, 2026, the allowance for credit losses on reinsurance recoverables was $1.8 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At September 30, 2026, we had reinsurance recoverables on unpaid losses of $1,821.1 million (net of a $1.8 million allowance for credit losses) and reinsurance recoverables on paid losses of $140.2 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At September 30, 2026, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $17.0 million and Aleka's obligations under the Commercial Auto LPT was $6.9 million. At September 30, 2026, the total reinsurance recoverables under the Commercial Auto LPT was $7.1 million.
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
If we remain on negative outlook for an extended period of time or experience a material development in our business or operating results, A.M. Best may downgrade our rating, which would materially impair our ability to continue to write new and renewal business and thereby generate gross written premiums.
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
EQUITY
The Company issued 280,454 shares of common stock related to the vesting of restricted share units (“RSUs”) in the nine months ended September 30, 2026, increasing the total shares of common stock outstanding from 45,968,584 at December 31, 2025 to 46,249,038 at September 30, 2026.
Share Based Compensation Expense
The Company recognized $1.0 million and $3.7 million of share based compensation expense in the three and nine months ended September 30, 2026, respectively ($847,000 and $4.3 million in the respective prior year periods). As of September 30, 2026, the Company had $8.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.

Equity Incentive Plans
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2026		2025
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	1,299,644	$6.61	885,173	$15.30
Granted	1,334,926	$6.90	1,370,167	$3.76
Vested	(384,885)	$10.29	(420,936)	$16.91
Forfeited	(92,177)	$7.06	(290,639)	$5.55
PRSU performance adjustment	(16,047)	$10.83	—	$—
Unvested, end of period	2,141,461	$6.07	1,543,765	$6.46
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Excess & Surplus Lines:
Loss Ratio	80.3%	63.5%	71.0%	64.9%
Impact of retroactive reinsurance accounting	(0.1)%	16.8%	5.3%	7.4%
Loss Ratio including impact of retroactive reinsurance	80.2%	80.3%	76.3%	72.3%

Combined Ratio	108.5%	88.3%	99.0%	90.5%
Impact of retroactive reinsurance accounting	(0.1)%	16.8%	5.3%	7.4%
Combined Ratio including impact of retroactive reinsurance	108.4%	105.1%	104.3%	97.9%

Consolidated:
Loss Ratio	81.9%	65.7%	72.2%	66.9%
Impact of retroactive reinsurance accounting	(0.1)%	15.8%	5.2%	6.8%
Loss Ratio including impact of retroactive reinsurance	81.8%	81.5%	77.4%	73.7%

Combined Ratio	115.6%	94.0%	106.6%	97.4%
Impact of retroactive reinsurance accounting	(0.1)%	15.8%	5.2%	6.8%
Combined Ratio including impact of retroactive reinsurance	115.5%	109.8%	111.8%	104.2%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess & Surplus Lines	$(10,793)	$16,433	$3,792	$39,798
Specialty Admitted Insurance	(3,481)	(352)	(8,083)	(2,079)
Total underwriting (loss) profit of operating segments	(14,274)	16,081	(4,291)	37,719
Other operating expenses of the Corporate and Other segment	(5,712)	(7,227)	(22,242)	(26,080)
Underwriting (loss) profit (1)	(19,986)	8,854	(26,533)	11,639
Losses and loss adjustment expenses - retroactive reinsurance	117	(23,515)	(20,999)	(30,826)
Net investment income	22,185	21,919	63,789	62,443
Net realized and unrealized (losses) gains on investments	(2,857)	1,239	(8,490)	(484)
Other income and expenses	(532)	469	370	1,058
Interest expense	(5,708)	(6,224)	(16,910)	(17,570)
Amortization of intangible assets	(90)	(90)	(272)	(272)
Impairment of goodwill	(181,831)	—	(181,831)	—
(Loss) income from continuing operations before income taxes	$(188,702)	$2,652	$(190,876)	$25,988
(1)Included in underwriting results for the three and nine months ended September 30, 2026 is gross fee income of $782,000 and $3.3 million, respectively ($2.9 million and $11.2 million in the respective prior year periods).

Reconciliation of Adjusted Net Operating Income
Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations, b) the impact of retroactive reinsurance accounting, c) net realized and unrealized gains (losses) on investments, d) impairments of goodwill and intangible assets, e) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, f) severance costs associated with terminated employees, g) deemed dividends recorded with the amendment of the Series A Preferred Shares, and h) the one-time tax benefit from Domestication for business interest expenses. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended September 30,
	2026		2025
	Loss Before Taxes	Net Loss	Income Before Taxes	Net (Loss) Income
	($ in thousands)
(Loss) income available to common shareholders	$(190,840)	$(189,409)	$111	$(948)
Loss from discontinued operations	169	133	572	572
Losses and loss adjustment expenses - retroactive reinsurance	(117)	(173)	23,515	18,577
Net realized and unrealized investment losses (gains)	2,857	2,257	(1,239)	(979)
Other expenses	1,160	916	189	161
Impairment of goodwill	181,831	181,831	—	—
Adjusted net operating (loss) income	$(4,940)	$(4,445)	$23,148	$17,383

	Nine Months Ended September 30,
	2026		2025
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income available to common shareholders	$(197,420)	$(195,871)	$17,734	$9,447
Loss from discontinued operations	637	503	2,347	2,347
Losses and loss adjustment expenses - retroactive reinsurance	20,999	16,508	30,826	24,353
Net realized and unrealized investment losses	8,490	6,707	484	382
Other expenses	2,161	1,707	1,760	1,649
Impairment of goodwill	181,831	181,831	—	—
Adjusted net operating income	$16,698	$11,385	$53,151	$38,178

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
The following table reconciles shareholders’ equity to tangible common equity as of September 30, 2026, December 31, 2025, and September 30, 2025:

	September 30, 2026	December 31, 2025	September 30, 2025
($ in thousands, except share amounts)
Shareholders’ equity	$291,877	$538,153	$503,638
Plus: Series A redeemable preferred shares	133,115	133,115	133,115
Plus: Deferred reinsurance gain	107,719	86,720	88,796
Less: Goodwill	—	181,831	181,831
Less: Intangible assets, net	31,815	32,087	32,178
Tangible equity	500,896	544,070	511,540
Less: Series A redeemable preferred shares	133,115	133,115	133,115
Tangible common equity	$367,781	$410,955	$378,425

Common shares outstanding	46,249,038	45,968,584	45,936,898
Common shares from assumed conversion of Series A Preferred Shares	13,521,634	13,521,634	13,521,634
Common shares outstanding after assumed conversion of Series A Preferred Shares	59,770,672	59,490,218	59,458,532

Equity per share:
Shareholders' equity	$6.31	$11.71	$10.96
Tangible equity	$8.38	$9.15	$8.60
Tangible common equity	$7.95	$8.94	$8.24

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of September 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:
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

Many reinsurance companies exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, and more exclusions, limiting the protection provided under the reinsurance contract. For example, some of our reinsurance treaties are subject to loss ratio caps or aggregate limits. While ceded losses to our prospective reinsurance treaties were within these loss ratio caps and aggregate limits, where applicable, as of September 30, 2026, there can be no assurance that the amount of ceded losses will remain within these loss ratio caps and aggregate limits. If ceded losses were to exceed the loss ratio cap or aggregate limit that applies to a reinsurer’s participation on a given reinsurance contract, the Company would not have reinsurance coverage from that reinsurer's share of losses in excess of such loss ratio cap or aggregate limit, which could have a material adverse effect on our business, liquidity and results of operations. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Item 1. Business — Purchase of Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.
In addition to the traditional prospective reinsurance described above, we have purchased retroactive reinsurance in the form of loss portfolio transfers and adverse development covers on certain books of our business. This retroactive reinsurance is not always adequate to cover the adverse loss development on the subject business. For example, the limit on the E&S ADC was exhausted as of December 31, 2025 and the limit on the E&S Top Up ADC was exhausted as of June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
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

James River Group Holdings, Inc.

Date:	November 9, 2026	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)